Form 10-Q
period 2022-06-30
Apollo Realty Income Solutions, Inc.
filed 2022-08-10
CIK 1882850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 333-264456

Apollo Realty Income Solutions, Inc.

(Exact name of Registrant as specified in its charter)

Maryland	87-2557571
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9 West 57th Street, 42nd Floor

New York, NY 10019

(Address of principal executive offices) (Zip Code)

(212) 515-3200

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of the Registrant’s outstanding shares of common stock, par value $0.01 per share, as of August 9, 2022 was 10,000, all of which were Class I shares.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Apollo Realty Income Solutions, Inc.

Consolidated Balance Sheets (Unaudited)

	June 30, 2022	February 18, 2022
Assets
Cash and cash equivalents	$200,000	$200,000
Total assets	$200,000	$200,000
Liabilities and Equity
Total liabilities	$—	$—
Commitments and contingencies (See Note 6)	—	—
Equity
Preferred stock, $0.01 par value per share, 100,000,000 and 0 shares authorized at June 30, 2022 and February 18, 2022, respectively, and none issued and outstanding	—	—
Common Stock - Class S Shares, $0.01 par value per share, 200,000,000 and 0 shares authorized at June 30, 2022 and February 18, 2022, respectively, and none issued and outstanding	—	—
Common Stock - Class D Shares, $0.01 par value per share, 200,000,000 and 0 shares authorized at June 30, 2022 and February 18, 2022, respectively, and none issued and outstanding	—	—
Common Stock - Class I Shares, $0.01 par value per share, 200,000,000 and 10,000 shares authorized at June 30, 2022 and February 18, 2022, respectively, and 10,000 issued and outstanding	100	100
Common Stock - Class F-S Shares, $0.01 par value per share, 100,000,000 and 0 shares authorized at June 30, 2022 and February 18, 2022, respectively, and none issued and outstanding	—	—
Common Stock - Class F-D Shares, $0.01 par value per share, 100,000,000 and 0 shares authorized at June 30, 2022 and February 18, 2022, respectively, and none issued and outstanding	—	—
Common Stock - Class F-I Shares, $0.01 par value per share, 100,000,000 and 0 shares authorized at June 30, 2022 and February 18, 2022, respectively, and none issued and outstanding	—	—
Common Stock - Class E Shares, $0.01 par value per share, 100,000,000 and 0 shares authorized at June 30, 2022 and February 18, 2022, respectively, and none issued and outstanding	—	—
Additional paid-in capital	199,900	199,900
Total equity	200,000	200,000
Total liabilities and equity	$200,000	$200,000

See accompanying notes to consolidated financial statements.

Apollo Realty Income Solutions, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 - Organization and Business Purpose

Apollo Realty Income Solutions, Inc. (the "Company") was formed on September 8, 2021 as a Maryland corporation and intends to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes and is the sole general partner of ARIS Operating Partnership L.P., a Delaware limited partnership (the “Operating Partnership”). ARIS Special Limited Partner, LLC (the “Special Limited Partner”), an indirect wholly-owned subsidiary of Apollo Global Management, Inc. (“Apollo”), owns a special limited partner interest in the Operating Partnership. The Company was organized to invest primarily in a portfolio of diversified income-oriented commercial real estate in the United States. Substantially all of the Company’s business will be conducted through the Operating Partnership, which as of June 30, 2022 had not commenced its principal operations. The Company and the Operating Partnership are externally managed by ARIS Management, LLC (the “Adviser”), an affiliate of Apollo.

As of June 30, 2022, the Company had neither acquired nor entered into any arrangements to acquire any properties or real estate-related securities with the net proceeds from the Offering (as hereinafter defined). The Adviser had not identified any real estate or real estate-related investments in which it is probable that the Company will invest.

Note 2 - Capitalization

As of June 30, 2022, the Company was authorized to issue up to 1,100,000,000 shares, consisting of the following:

Classification	Number of Shares	Par Value
Preferred Stock	100,000,000	$0.01
Class S Shares	200,000,000	$0.01
Class D Shares	200,000,000	$0.01
Class I Shares	200,000,000	$0.01
Class F-S Shares	100,000,000	$0.01
Class F-D Shares	100,000,000	$0.01
Class F-I Shares	100,000,000	$0.01
Class E Shares	100,000,000	$0.01
Total	1,100,000,000

The Company has registered with the Securities and Exchange Commission (the “SEC”) an offering of up to $5,000,000,000 in shares of common stock, consisting of up to $4,000,000,000 in shares in its primary offering and up to $1,000,000,000 in shares pursuant to its distribution reinvestment plan (the “Offering”). In the Offering, the Company intends to sell any combination of six classes of shares of its common stock, Class S shares, Class D shares, Class I shares, Class F-S shares, Class F-D shares, and Class F-I shares with a dollar value up to the maximum offering amount. The share classes have different upfront selling commissions, ongoing stockholder servicing fees, management fees, and performance participation allocations. Until the release of proceeds from escrow, the per share purchase price for shares of the Company’s common stock in its primary offering will be $20.00 per share plus applicable upfront selling commissions and dealer manager fees. Thereafter, the purchase price per share for each class of common stock will vary and will generally equal the Company’s prior month’s net asset value (“NAV”) per share, as calculated monthly, plus applicable upfront selling commissions and dealer manager fees. The Company also may issue Class E shares to certain of Apollo's affiliates and employees in one or more private placements; however, Class E shares are not being offered to the public pursuant to the Offering.

On February 18, 2022, the Company was capitalized with a $200,000 investment by Apollo ARIS Holdings LLC, an indirect wholly-owned subsidiary of Apollo, in exchange for 10,000 shares of Class I shares.

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company and the Operating Partnership. All intercompany balances and transactions are eliminated in consolidation. Separate statements of income, changes in equity, and cash flows have not been presented in the financial statements because principal operations have not commenced.

Apollo Realty Income Solutions, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The consolidated financial statements, including the notes thereto, are unaudited and exclude some of the disclosures required in audited financial statements. Management believes it has made all necessary adjustments, consisting of only normal recurring items, so that the consolidated financial statements are presented fairly and that estimates made in preparing its consolidated financial statements are reasonable and prudent. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statement as of February 18, 2022 included in the Company’s prospectus filed with the SEC on July 1, 2022.

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the balance sheets. Actual results could differ from those estimates.

Risks and Uncertainties

During the first quarter of 2020, there was a global outbreak of the novel coronavirus (“COVID-19”), which was declared by the World Health Organization as a pandemic. The ongoing COVID-19 pandemic in many countries continues to adversely impact global economic activity and has contributed to significant volatility in financial markets. In response to COVID-19, the United States and numerous other countries and organizations have implemented a variety of actions to mobilize efforts to mitigate the ongoing and expected impact. Although more normalized activities have resumed and there has been improvement due to global and domestic vaccination efforts, the Company is not in a position to estimate the ultimate impact COVID-19 and its variants will have on our business and the economy as a whole.

Cash and Cash Equivalents

Cash and cash equivalents represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. The Company did not hold cash equivalents as of June 30, 2022 and February 18, 2022.

Income Taxes

The Company intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with its taxable year ending December 31, 2022. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes its taxable income to its stockholders. REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and U.S. federal income and excise taxes on its undistributed income.

Organization and Offering Expenses

The Adviser has agreed that it and/or its affiliates will advance organization and offering expenses on behalf of the Company (including legal, accounting, and other expenses attributable to the Company’s organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) through the first anniversary of the date on which the Company breaks escrow. The Company will reimburse the Adviser and its affiliates for all such advanced expenses ratably over a 60-month period following the first anniversary of the date the Company breaks escrow.

As of June 30, 2022 and February 18, 2022, the Adviser and its affiliates had incurred organization and offering expenses on the Company’s behalf of approximately $4.3 million and $2.4 million, respectively. These organization and offering expenses are not recorded in the accompanying consolidated balance sheets because such costs are not the Company’s liability until the date the escrow for the Offering is released. When recorded by the Company, organization expenses will be expensed as incurred, and offering expenses will be charged to stockholders’ equity as such amounts will be reimbursed to the Adviser or its affiliates from the gross proceeds of the Offering. Any amount due to the Adviser and its affiliates but not paid will be recognized as a liability on the consolidated balance sheets.

Distribution Reinvestment Plan

The Company has adopted a distribution reinvestment plan whereby stockholders (other than residents of Alabama, Arkansas, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Minnesota, Mississippi, Nebraska, New Hampshire, New Jersey, North Carolina, Ohio, Oregon, Vermont and Washington) will have their cash distributions automatically reinvested in additional shares of common stock unless they elect to

Apollo Realty Income Solutions, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

receive their distributions in cash. Residents of Alabama, Arkansas, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Minnesota, Mississippi, Nebraska, New Hampshire, New Jersey, North Carolina, Ohio, Oregon, Vermont and Washington will automatically receive their distributions in cash unless they elect to have their cash distributions reinvested in additional shares of our common stock. The per share purchase price for shares purchased pursuant to the distribution reinvestment plan will be equal to the offering price before upfront selling commissions and dealer manager fees (the “transaction price”) at the time the distribution is payable, which will generally be equal to the Company’s prior month’s NAV per share for that share class. Stockholders will not pay upfront selling commissions or dealer manager fees when purchasing shares pursuant to the distribution reinvestment plan. The stockholder servicing fees with respect to shares of the Company’s Class S shares, Class D shares, Class F-S shares, and Class F-D shares are calculated based on the NAV for those shares and may reduce the NAV or, alternatively, the distributions payable with respect to shares of each such class, including shares issued in respect of distributions on such shares under the distribution reinvestment plan.

Share Repurchases

The Company has adopted a share repurchase plan, whereby on a monthly basis, stockholders may request that the Company repurchase all or any portion of their shares. The Company may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular month, in its discretion, subject to any limitations in the share repurchase plan. The total amount of aggregate repurchases of Class S shares, Class D shares, Class I shares, Class F-S shares, Class F-D shares, Class F-I shares and Class E shares will be limited to 2% of the aggregate NAV per month and 5% of the aggregate NAV per calendar quarter. Shares would be repurchased at a price equal to the transaction price on the applicable repurchase date. Due to the illiquid nature of investments in real estate, the Company may not have sufficient liquid resources to fund repurchase requests and has established limitations on the amount of funds the Company may use for repurchases during any calendar month and quarter. Further, the Company’s board of directors may modify or suspend the share repurchase plan.

Note 4 - Related Party Transactions

Pursuant to the advisory agreement between the Company and the Operating Partnership, on the one hand, and the Adviser, on the other hand, the Adviser is responsible for sourcing, evaluating and monitoring the Company’s investment opportunities and making decisions related to the acquisition, management, financing and disposition of the Company’s assets, in accordance with the Company’s investment objectives, guidelines, policies and limitations, subject to oversight by the Company’s board of directors.

Certain affiliates of the Company, including the Adviser, will receive fees and compensation in connection with the Offering and ongoing management of the assets of the Company. The Adviser will be paid a management fee equal to 1.25% of NAV per annum, payable monthly on Class S shares, Class D shares, and Class I shares. The Adviser will be paid a management fee equal to 1.0% of NAV per annum, payable monthly on Class F-S shares, Class F-D shares, and Class F-I shares. The management fee will be paid, at the Adviser’s election, in cash, Class E shares, or Class E units of the Operating Partnership.

The Special Limited Partner holds a performance participation interest in the Operating Partnership that entitles it to receive an allocation from the Operating Partnership on Class S shares, Class D shares, and Class I shares equal to 12.5% of the annual Total Return, subject to a 5% annual Hurdle Amount and a High Water Mark, with a Catch-Up (each term as defined in the Operating Partnership limited partnership agreement). On Class F-S shares, Class F-D shares, and Class F-I shares, the Special Limited Partner is entitled to receive an allocation equal to 9.0% of the annual Total Return, subject to a 5% annual Hurdle Amount and a High Water Mark, with a Catch-Up (each term as defined in the Operating Partnership limited partnership agreement). Such allocation will accrue monthly and be made annually.

The Company may retain certain of the Adviser’s affiliates for necessary services relating to the Company’s investments or its operations, including any administrative services, construction, special servicing, leasing, development, property oversight and other property management services, as well as services related to mortgage servicing, group purchasing, healthcare, consulting/brokerage, capital markets/credit origination, loan servicing, property, title and/or other types of insurance, management consulting and other similar operational matters. Any such arrangements will be at market terms and rates. As of June 30, 2022 and February 18, 2022, the Company has not retained an affiliate of the Adviser for any such services.

In addition, Apollo Global Securities, LLC (the “Dealer Manager”) will serve as the dealer manager for the Offering. The Dealer Manager is a registered broker-dealer affiliated with the Adviser. The Company entered into an agreement (the “Dealer Manager Agreement”) with the Dealer Manager in connection with the Offering. Subject to the terms of the Dealer Manager Agreement, the Company’s obligations to pay stockholder servicing fees with respect to the Class S shares, Class D shares, Class F-S shares, and Class F-D shares sold in the Offering shall survive until such shares are no longer outstanding (including because such shares have converted into Class I shares or Class F-I shares).

Apollo Realty Income Solutions, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The Dealer Manager is entitled to receive selling commissions of up to 3.0%, and dealer manager fees of up to 0.5%, of the transaction price of each Class S share and Class F-S share sold in the primary offering; however, such amounts may vary at certain participating broker-dealers, provided that the sum will not exceed 3.5% of the transaction price. Participating broker-dealers are third-party broker-dealers engaged by the Dealer Manager to participate in the distribution of shares of the Company's common stock. The Dealer Manager is also entitled to receive selling commissions of up to 1.5% of the transaction price of each Class D share and Class F-D share sold in the primary offering. The Dealer Manager also receives a stockholder servicing fee of 0.85% and 0.25% per annum of the aggregate NAV of the Company’s outstanding Class S and F-S shares and Class D and F-D shares, respectively. The Dealer Manager intends to enter into agreements with selected dealers that agree to distribute the Company’s shares in the Offering, which will provide, among other things, for the reallowance of the full amount of the selling commissions and stockholder servicing fees to such selected dealers. The Company will cease paying the stockholder servicing fee with respect to any Class S share, Class D share, Class F-S share, or Class F-D share sold in the primary offering at the end of the month in which the total selling commissions, dealer manager fees and stockholder servicing fees paid with respect to such share would exceed 8.75% of the gross proceeds from the sale of such share. The Company will accrue the cost of the stockholder servicing fee as an offering cost at the time each Class S share, Class F-S share, Class D share, and Class F-D share is sold during the primary offering. There will not be a stockholder servicing fee, upfront selling commission or dealer manager fee with respect to Class I shares and Class F-I shares.

The Company may also offer Class E shares, which will only be available to certain of Apollo's affiliates and employees, in one or more private placements. These shares are not being offered to the public pursuant to the Offering and will not incur any upfront selling costs, ongoing servicing costs, management fee or performance participation allocation.

Note 5 - Economic Dependency

The Company will be dependent on the Adviser and its affiliates for certain services that are essential to it, including the sale of the Company’s shares of common stock, acquisition and disposition decisions, and certain other responsibilities. In the event that the Adviser and its affiliates are unable or unwilling to provide such services, the Company would be required to find alternative service providers. The Company may retain third parties, including certain of the Adviser's affiliates, for necessary services relating to its investments or operations.

Note 6 - Commitments and Contingencies

From time to time the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2022 and February 18, 2022, the Company was not subject to any material litigation nor is the Company aware of any material litigation threatened against it.

Note 7 – Subsequent Events

Events subsequent to June 30, 2020 were evaluated through the date these condensed consolidated financial statements were issued and no other additional events were identified requiring further disclosure in these condensed consolidated statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References herein to “Apollo Realty Income Solutions,” “ARIS,” “Company,” “we,” “us,” or “our” refer to Apollo Realty Income Solutions, Inc. and its subsidiaries unless the context specifically requires otherwise.

The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto appearing elsewhere in this quarterly report on Form 10-Q. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed under “Risk Factors” in our prospectus filed with the SEC on July 1, 2022 (our "prospectus") and elsewhere in this quarterly report on Form 10-Q. We do not undertake to revise or update any forward-looking statements.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of forward-looking terminology such as "believe", "expect", "anticipate", "estimate", "plan", "continue", "intend", "should", "may" or similar expressions, or the negatives thereof. These may include our financial projections and estimates and their underlying assumptions, statements about plans, objectives and expectations with respect to future operations, statements with respect to acquisitions, statements regarding future performance and statements regarding identified but not yet closed acquisitions. Such forward-looking statements are inherently uncertain and there are or may be important factors that could cause actual outcomes or results to differ materially from those indicated in such statements. We believe these factors also include but are not limited to those described under the section entitled "Risk Factors" in our prospectus, and any such updated factors included in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this document (or our prospectus and other filings). Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future developments or otherwise.

Overview

We are a Maryland corporation formed on September 8, 2021. We were formed to invest primarily in a portfolio of diversified income-oriented commercial real estate in the United States. We are an externally advised, perpetual-life corporation that intends to qualify as a real estate investment trust ("REIT") for U.S. federal income tax purposes, formed to directly and indirectly acquire real estate and real estate-related assets and, to a lesser extent, commercial real estate debt. Our investment objectives are to invest in assets that will enable us to:

•
provide current income in the form of regular, stable cash distributions to achieve an attractive dividend yield;
•
preserve and protect invested capital;
•
realize appreciation in net asset value from proactive investment management and asset management; and
•
provide an investment alternative for stockholders seeking to allocate a portion of their long-term investment portfolios to commercial real estate with lower volatility than public real estate companies.

We cannot assure you that we will achieve our investment objectives. Our investments in primarily a portfolio of diversified institutional quality, income-oriented commercial real estate primarily in the United States will focus on a range of asset types. These may include office, hotel, industrial, multifamily and retail assets, as well as others, including, without limitation, healthcare, student housing, senior living, data centers, manufactured housing and storage properties. Our real estate debt or real estate-related debt securities investments will focus on non-distressed public and private real estate debt, including, but not limited to, commercial mortgage-backed securities, mortgages, loans, mezzanine and other forms of debt, and may also include preferred equity.

We intend to qualify as a REIT for U.S. federal income tax purposes beginning with our taxable year ending December 31, 2022. We plan to own all or substantially all of our assets through the Operating Partnership, a Delaware limited partnership, of which we are the sole general partner.

Our board of directors will, at all times, have ultimate oversight and policy-making authority over us, including responsibility for governance, financial controls, compliance and disclosure. However, pursuant to the advisory agreement between us and the Operating Partnership, on the one hand, and ARIS Management, LLC (the "Adviser"), on the other hand, we have delegated to the Adviser the authority to source, evaluate and monitor our investment opportunities and make decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our board of directors.

As of June 30, 2022, we have neither engaged in any operations (other than our initial capitalization) nor generated any revenues. Our entire activity since inception to June 30, 2022 was our initial capitalization and to prepare for our proposed fundraising through our initial public offering of our common stock. We have registered with the Securities and Exchange Commission (the “SEC”) an offering of up to $5,000,000,000 in shares of common stock, consisting of up to $4,000,000,000 in shares in our primary offering and up to $1,000,000,000 in shares pursuant to our distribution reinvestment plan (the “Offering”).

After we have received purchase orders for at least $100,000,000 in any combination of purchases of Class S, Class D, Class I, Class F-S, Class F-D and Class F-I shares of our common stock, and our board of directors has authorized the release of such funds to us from escrow, we intend to contribute the net proceeds from the Offering which are not used or retained to pay the fees and expenses attributable to our operations to the Operating Partnership in respect of a corresponding number of Class S, Class D, Class I, Class F-S, Class F-D and Class F-I units. The Operating Partnership will use the net proceeds received from us to make investments in accordance with our investment strategy and policies.

As of June 30, 2022, we had neither acquired nor entered into any arrangements to acquire any properties or real estate-related securities with the net proceeds from the Offering. The number and type of properties or real estate-related securities that we acquire will depend upon real estate market conditions, the amount and timing of proceeds we raise in the Offering and other circumstances existing at the time we are acquiring such assets. We are not aware of any material trends or uncertainties, favorable or unfavorable, other than regional or global economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from acquiring properties or real estate-related securities, other than those referred to in our prospectus.

Results of Operations

As of June 30, 2022, we were in our organizational period and had not commenced our principal operations or generated any revenues.

Liquidity and Capital Resources

Our primary needs for liquidity and capital resources are to fund our investments, to make distributions to our stockholders, to repurchase shares of our common stock pursuant to our share repurchase plan, to pay our offering costs, operating fees and expenses and to pay interest on any outstanding indebtedness we may incur. We anticipate our offering and operating fees and expenses will include, among other things, the management fee we will pay to the Adviser, the performance participation allocation that the Operating Partnership will pay to the Special Limited Partner, stockholder servicing fees we will pay to the Dealer Manager, legal, audit and valuation expenses, federal and state filing fees, printing expenses, administrative fees, transfer agent fees, marketing and distribution expenses and fees related to acquiring, financing, appraising and managing our properties. We do not have any office or personnel expenses as we do not have any employees.

We will reimburse the Adviser and its affiliates for certain out-of-pocket expenses in connection with our operations. The Adviser has agreed that it and/or its affiliates will advance all of our organization and offering expenses on our behalf (including legal, accounting, and other expenses attributable to our organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) through the first anniversary of the date on which we break escrow for the Offering. We will reimburse the Adviser and its affiliates for such advanced expenses ratably over the 60 months following the first anniversary of the date on which we break escrow for the Offering. As of June 30, 2022 and February 18, 2022, the Adviser and its affiliates had incurred approximately $4.3 million and $2.4 million, respectively, of organization and offering expenses on our behalf.

We intend to qualify as a REIT for U.S. federal income tax purposes beginning with our taxable year ending December 31, 2022. In order to maintain our qualification as a REIT, we are required to, among other things, distribute as dividends at least 90% of our REIT taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains, to our stockholders and meet certain tests regarding the nature of our income and assets.

Over time, we generally intend to fund our cash needs for items other than asset acquisitions from operations. We expect our cash needs for acquisitions will be funded primarily from the sale of shares of our common stock and through the assumption or incurrence of debt.

Although we have not received any commitments from lenders to fund, we may decide to obtain debt to fund acquisitions, to repurchase shares pursuant to our share repurchase plan and for any other corporate purpose. If we decide to obtain a line of credit, we would expect that it would afford us borrowing availability to fund repurchases. As our assets increase, however, it may not be commercially feasible or we may not be able to secure an adequate line of credit to fund share repurchases. Moreover, actual availability may be reduced at any given time if we use borrowings under the line of credit to fund share repurchases or for other corporate purposes.

Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets or equity issuances by the Operating Partnership. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. We have not yet identified any sources for these types of financings.

Cash Flows

On February 18, 2022, we were capitalized with a $200,000 investment by Apollo ARIS Holdings LLC, an indirect wholly-owned subsidiary of Apollo Global Management, Inc. ("Apollo") in exchange for 10,000 shares of Class I shares. There have been no other cash flows from inception through June 30, 2022. As of June 30, 2022, we had not declared or paid any distributions.

Critical Accounting Policies

Below is a discussion of the accounting policies that management believes will be critical once we commence operations. We consider these policies critical because they involve significant judgments and assumptions and require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. Our accounting policies have been established to conform with GAAP. The preparation of the consolidated financial statements in accordance with GAAP requires management to use judgments in the application of such policies. These judgments will affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.

Principles of Consolidation

We will consolidate all entities that we control through either majority ownership or voting rights. In addition, we will consolidate all variable interest entities ("VIEs") of which we are considered the primary beneficiary. VIEs are defined as entities in which equity investors (i) do not have the characteristics of a controlling financial interest and/or (ii) do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The entity that consolidates a VIE is known as its primary beneficiary and is generally the entity with (i) the power to direct the activities that most significantly affect the VIE’s economic performance and (ii) the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE.

Fair Value Measurements

Under normal market conditions, the fair value of an investment is the amount that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date (i.e., the exit price). We use a hierarchical framework that prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment, and the state of the marketplace, including the existence and transparency of transactions between market participants. Investments with readily available actively quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

Investments measured and reported at fair value are classified and disclosed in one of the following levels within the fair value hierarchy:

Level 1 — quoted prices are available in active markets for identical investments as of the measurement date. We do not adjust the quoted price for these investments.

Level 2 — quoted prices are available in markets that are not active or model inputs are based on inputs that are either directly or indirectly observable as of the measurement date.

Level 3 — pricing inputs are unobservable and include instances where there is minimal, if any, market activity for the investment. These inputs require significant judgment or estimation by management or third parties when determining fair value and generally represent anything that does not meet the criteria of Levels 1 and 2. Due to the inherent uncertainty of these estimates, these values may differ materially from the values that would have been used had a ready market for these investments existed.

We intend to elect the fair value option and therefore will report our investments in real estate debt at fair value. We will generally determine the fair value of our investments in real estate debt by utilizing third-party pricing service providers whenever available.

In determining the fair value of a particular asset, pricing service providers may use (i) broker-dealer quotations, (ii) reported trades or (iii) valuation estimates from their internal pricing models to determine the reported price. The pricing service providers' internal models for securities, such as real estate debt, generally consider the attributes applicable to a particular class of the security (e.g., credit rating or seniority), current market data, and estimated cash flows for each security, and incorporate specific collateral performance, as applicable.

Investment Property and Lease Intangibles

Acquisitions of properties will be accounted for utilizing the acquisition method and, accordingly, the results of operations of acquired properties will be included in our results of operations from their respective dates of acquisition. An independent appraiser report will be used to record the purchase of identifiable assets acquired and liabilities assumed such as land, buildings and improvements, equipment and identifiable intangible assets and liabilities such as amounts related to in-place leases, acquired above- and below-market leases, tenant relationships, asset retirement obligations and mortgage loans payable.

The estimated fair value of acquired in-place leases will be the costs we would have incurred to lease the properties to the occupancy level of the properties at the date of acquisition. Such estimates include the fair value of leasing commissions, legal costs, and other direct costs that would be incurred to lease the properties to such occupancy levels. Additionally, we will evaluate the time period over which such occupancy levels would be achieved. Such evaluation will include an estimate of the net market-based rental revenues and net operating costs (primarily consisting of real estate taxes, insurance and utilities) that would be incurred during the lease-up period. Acquired in-place leases as of the date of acquisition will be amortized over the remaining lease terms.

Acquired above- and below-market lease values will be recorded based on the present value of the difference between the contractual amounts to be paid pursuant to the in-place leases and our estimate of fair market value lease rates for the corresponding in-place leases. The capitalized above- and below-market lease values will be amortized as adjustments to rental revenue over the remaining terms of the respective leases, which include periods covered by bargain renewal options. Should a tenant terminate its lease, the unamortized portion of the in-place lease value will be charged to amortization expense and the unamortized portion of out-of-market lease value will be charged to rental revenue.

Value of Real Estate Portfolio

Real estate assets will be evaluated for impairment on a quarterly basis. We will consider the following factors when performing our impairment analysis: (1) Management, having the authority to approve the action, commits to a plan to sell the asset; (2) significant negative industry and economic outlook or trends; (3) expected material costs necessary to extend the life or operate the real estate asset; and (4) our ability to hold and dispose of the real estate asset in the ordinary course of business. A real estate asset is considered impaired when the sum of estimated future undiscounted cash flows to be generated by the real estate asset over the estimated remaining holding period is less than the carrying value of such real estate asset. An impairment charge is recorded equal to the excess of the carrying value of the real estate asset over the fair value. When determining the fair value of a real estate asset, we make certain assumptions including, but not limited to, consideration of projected operating cash flows, comparable selling prices and projected cash flows from the eventual disposition of the real estate asset based upon our estimate of a capitalization rate and discount rate.

Income Taxes

As a REIT, we will not be subject to U.S. federal income tax with respect to the portion of our income that meets certain criteria and is distributed annually to stockholders. We intend to operate in a manner that allows us to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. We will monitor the business and transactions that may potentially impact our REIT status. If we were to fail to meet these requirements, we could be subject to U.S. federal income tax on our taxable income at regular corporate rates. We would not be able to deduct distributions paid to stockholders in any year in which it fails to qualify as a REIT. We would also be disqualified for the four taxable years following the year during which qualification was lost unless we were entitled to relief under specific statutory provisions.

Off-Balance Sheet Arrangements

As of June 30, 2022, we did not have any off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We had no significant operations as of June 30, 2022. When we commence operations, we expect that our primary market risk exposure will be interest rate risk with respect to our indebtedness and credit risk and market risk with respect to use of derivative financial instruments. As of June 30, 2022, we had no indebtedness and did not use any derivative financial instruments.

We may be exposed to interest rate changes primarily as a result of long-term debt we may use to maintain liquidity, fund capital expenditures, repurchase shares of our common stock and expand our investment portfolio and operations. Market fluctuations in real estate financing may affect the availability and cost of funds needed to expand our investment portfolio. In addition, restrictions upon the availability of real estate financing or high interest rates for real estate loans could adversely affect our ability to dispose of real estate in the future. We will seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets. Also, we will be exposed to both credit risk and market risk.

Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties.

Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. With regard to variable rate financing, we will assess our interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We will maintain risk management control systems to monitor interest rate cash flow risk attributable to both our outstanding and forecasted debt obligations as well as our potential offsetting hedge positions. While this hedging strategy will be designed to minimize the impact on our net income and funds from operations from changes in interest rates, the overall returns on your investment may be reduced.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this quarterly report on Form 10-Q was made under the supervision and with the participation of our management, including our Co-Chief Executive Officers (“Co-CEOs”) and Chief Financial Officer (“CFO”). Based upon this evaluation, our Co-CEOs and CFO have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Co-CEOs and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2022, we were not involved in any material legal proceedings.

ITEM 1A. RISK FACTORS

We have disclosed under the heading “Risk Factors” in our prospectus, filed with the SEC, risk factors which materially affect our business, financial condition or results of operations. There have been no material changes from the risk factors previously disclosed. You should carefully consider the risk factors set forth in the prospectus and the other information set forth elsewhere in this quarterly report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

On February 18, 2022, we issued 10,000 Class I shares, par value $0.01 per share, to Apollo ARIS Holdings LLC, an indirect wholly-owned subsidiary of Apollo, for an aggregate purchase price of $200,000. No sales commission or other consideration was paid in connection with the sale. The sale was consummated without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemption from registration set forth in Section 4(a)(2) of the Securities Act as transactions not involving any public offering.

During the three months ended June 30, 2022, we did not sell or issue any equity securities that were not registered under the Securities Act.

Use of Proceeds

On June 29, 2022, our Registration Statement on Form S-11 (File No. 333-264456) with respect to the Offering was declared effective under the Securities Act. As of June 30, 2022, we had not received subscriptions for our common stock and, therefore, we had not received any proceeds from the Offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Description
1.1*	Dealer Manager Agreement, by and between Apollo Realty Income Solutions, Inc. and Apollo Global Securities, LLC
1.2

Form of Selected Dealer Agreement (incorporated by reference to Exhibit 1.2 to the Registrant's Pre-Effective Amendment No. 2 to Form S-11, as filed by the Registrant with the Securities and Exchange Commission on June 23, 2022 (file number 333-264456))

3.1*	Articles of Amendment and Restatement
3.2*	Amended and Restated Bylaws
4.1*	Share Repurchase Plan
4.2

Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.2 to the Registrant's Pre-Effective Amendment No. 2 to Form S-11, as filed by the Registrant with the Securities and Exchange Commission on June 23, 2022 (file number 333-264456))

4.3

Form of Subscription Agreement (incorporated by reference to Exhibit 4.3 to the Registrant's Pre-Effective Amendment No. 2 to Form S-11, as filed by the Registrant with the Securities and Exchange Commission on June 23, 2022 (file number 333-264456))

10.1*	Advisory Agreement, by and among Apollo Realty Income Solutions, Inc., ARIS Operating Partnership L.P. and ARIS Management, LLC
10.2*

Limited Partnership Agreement of ARIS Operating Partnership L.P., between Apollo Realty Income Solutions, Inc., ARIS Special Limited Partner, LLC and the limited partners party thereto from time to time

10.3*	Escrow Agreement, by and among Apollo Realty Income Solutions, Inc., Apollo Global Securities, LLC and UMB Bank, N.A.
10.4*	Trademark License Agreement, by and between Apollo IP Holdings, LLC and Apollo Realty Income Solutions, Inc.
10.5

Form of Indemnification Agreement (incorporated by reference to Exhibit 10.5 to the Registrant's Pre-Effective Amendment No. 2 to Form S-11, as filed by the Registrant with the Securities and Exchange Commission on June 23, 2022 (file number 333-264456))

10.6*	Apollo Realty Income Solutions, Inc. 2022 Equity Incentive Plan
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officers and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (embedded with the Inline XBRL document)

*	Filed herewith

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Apollo Realty Income Solutions, Inc.

August 10, 2022	By:	/s/ Philip Mintz
Philip Mintz
Co-President and Co-Chief Executive Officer
(Co-Principal Executive Officer)

August 10, 2022	By:	/s/Randy I. Anderson
Randy I. Anderson
Co-President and Co-Chief Executive Officer
(Co-Principal Executive Officer)

August 10, 2022	By:	/s/ John Calace
John Calace Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)