Form 10-Q
period 2022-09-30
Apollo Realty Income Solutions, Inc.
filed 2022-11-09
CIK 1882850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2022

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of the Registrant’s outstanding shares of common stock, par value $0.01 per share, as of November 8, 2022 was 10,000, all of which were Class I shares.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Apollo Realty Income Solutions, Inc.

Consolidated Balance Sheets

	September 30, 2022	February 18, 2022
	(Unaudited)
Assets
Cash and cash equivalents	$200,000	$200,000
Total assets	$200,000	$200,000
Liabilities and Equity
Total liabilities	$—	$—
Commitments and contingencies (See Note 6)	—	—
Equity
Preferred stock, $0.01 par value per share, 100,000,000 and 0 shares authorized at September 30, 2022 and February 18, 2022, respectively, and none issued and outstanding	—	—
Common Stock - Class S Shares, $0.01 par value per share, 200,000,000 and 0 shares authorized at September 30, 2022 and February 18, 2022, respectively, and none issued and outstanding	—	—
Common Stock - Class D Shares, $0.01 par value per share, 200,000,000 and 0 shares authorized at September 30, 2022 and February 18, 2022, respectively, and none issued and outstanding	—	—
Common Stock - Class I Shares, $0.01 par value per share, 200,000,000 and 10,000 shares authorized at September 30, 2022 and February 18, 2022, respectively, and 10,000 issued and outstanding	100	100
Common Stock - Class F-S Shares, $0.01 par value per share, 100,000,000 and 0 shares authorized at September 30, 2022 and February 18, 2022, respectively, and none issued and outstanding	—	—
Common Stock - Class F-D Shares, $0.01 par value per share, 100,000,000 and 0 shares authorized at September 30, 2022 and February 18, 2022, respectively, and none issued and outstanding	—	—
Common Stock - Class F-I Shares, $0.01 par value per share, 100,000,000 and 0 shares authorized at September 30, 2022 and February 18, 2022, respectively, and none issued and outstanding	—	—
Common Stock - Class E Shares, $0.01 par value per share, 100,000,000 and 0 shares authorized at September 30, 2022 and February 18, 2022, respectively, and none issued and outstanding	—	—
Additional paid-in capital	199,900	199,900
Total equity	200,000	200,000
Total liabilities and equity	$200,000	$200,000

See accompanying notes to consolidated financial statements.

Apollo Realty Income Solutions, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 - Organization and Business Purpose

Apollo Realty Income Solutions, Inc. (the "Company") was formed on September 8, 2021 as a Maryland corporation and intends to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes and is the sole general partner of ARIS Operating Partnership L.P., a Delaware limited partnership (the “Operating Partnership”). ARIS Special Limited Partner, LLC (the “Special Limited Partner”), an indirect wholly-owned subsidiary of Apollo Global Management, Inc. (“Apollo”), owns a special limited partner interest in the Operating Partnership. The Company was organized to invest primarily in a portfolio of diversified income-oriented commercial real estate in the United States. Substantially all of the Company’s business will be conducted through the Operating Partnership, which as of September 30, 2022 had not commenced its principal operations. The Company and the Operating Partnership are externally managed by ARIS Management, LLC (the “Adviser”), an affiliate of Apollo.

As of September 30, 2022, the Company had neither acquired nor entered into any arrangements to acquire any properties or real estate-related securities with the net proceeds from the Offering (as hereinafter defined). The Adviser had not identified any real estate or real estate-related investments in which it is probable that the Company will invest.

Note 2 - Capitalization

As of September 30, 2022, the Company was authorized to issue up to 1,100,000,000 shares, consisting of the following:

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

Apollo Realty Income Solutions, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

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

Risks and Uncertainties

The ongoing pandemic of the novel coronavirus (“COVID-19”) and its variants continues to adversely impact global economic activity and has contributed to significant volatility in financial markets. Due to various uncertainties, including the rise of new variants, the severity of such new variants, disparities in vaccination rates and vaccine hesitancy, the ultimate duration of the pandemic, and additional actions that may be taken by governmental authorities, further business risks could arise. Although more normalized activities have resumed and there has been improvement due to global and domestic vaccination efforts, the Company is not in a position to estimate the ultimate impact COVID-19 and its variants will have on its business and the economy as a whole, including longer-term macroeconomic effects on supply chains, inflation and labor shortages. For example, in response to recent inflationary pressure, the U.S. Federal Reserve and other global central banks have raised interest rates in 2022 and have indicated likely further interest rate increases.

Cash and Cash Equivalents

Cash and cash equivalents represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. The Company did not hold cash equivalents as of September 30, 2022 and February 18, 2022.

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

As of September 30, 2022 and February 18, 2022, the Adviser and its affiliates had incurred organization and offering expenses on the Company’s behalf of approximately $6.1 million and $2.4 million, respectively. These organization and offering expenses are not recorded in the accompanying consolidated balance sheets because such costs are not the Company’s liability until the date the escrow for the Offering is released. When recorded by the Company, organization expenses will be expensed as incurred, and offering expenses will be charged to stockholders’ equity as such amounts will be reimbursed to the Adviser or its affiliates from the gross proceeds of the Offering. Any amount due to the Adviser and its affiliates but not paid will be recognized as a liability on the consolidated balance sheets.

Distribution Reinvestment Plan

The Company has adopted a distribution reinvestment plan whereby stockholders (other than residents of Alabama, Arkansas, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Minnesota, Mississippi, Nebraska, New Hampshire, New Jersey, North Carolina, Ohio, Oregon, Vermont and Washington) will have their cash distributions automatically reinvested in additional shares of common stock unless they elect to receive their distributions in cash. Residents of Alabama, Arkansas, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Minnesota,

Apollo Realty Income Solutions, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Mississippi, Nebraska, New Hampshire, New Jersey, North Carolina, Ohio, Oregon, Vermont and Washington will automatically receive their distributions in cash unless they elect to have their cash distributions reinvested in additional shares of common stock. The per share purchase price for shares purchased pursuant to the distribution reinvestment plan will be equal to the offering price before upfront selling commissions and dealer manager fees (the “transaction price”) at the time the distribution is payable, which will generally be equal to the Company’s prior month’s NAV per share for that share class. Stockholders will not pay upfront selling commissions or dealer manager fees when purchasing shares pursuant to the distribution reinvestment plan. The stockholder servicing fees with respect to shares of the Company’s Class S shares, Class D shares, Class F-S shares, and Class F-D shares are calculated based on the NAV for those shares and may reduce the NAV or, alternatively, the distributions payable with respect to shares of each such class, including shares issued in respect of distributions on such shares under the distribution reinvestment plan.

Share Repurchases

The Company has adopted a share repurchase plan, whereby on a monthly basis, stockholders may request that the Company repurchase all or any portion of their shares. The Company may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular month, in its discretion, subject to any limitations in the share repurchase plan. The aggregate NAV of total repurchases of Class S shares, Class D shares, Class I shares, Class F-S shares, Class F-D shares, Class F-I shares and Class E shares will be limited to 2% of the aggregate NAV per month and 5% of the aggregate NAV per calendar quarter. Shares would be repurchased at a price equal to the transaction price on the applicable repurchase date. Due to the illiquid nature of investments in real estate, the Company may not have sufficient liquid resources to fund repurchase requests and has established limitations on the amount of funds the Company may use for repurchases during any calendar month and quarter. Further, the Company’s board of directors may modify or suspend the share repurchase plan.

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

Certain affiliates of the Company, including the Adviser, will receive fees and compensation in connection with the Offering and ongoing management of the assets of the Company. The Adviser will be paid a management fee equal to 1.25% of NAV per annum, payable monthly on Class S shares, Class D shares, and Class I shares. The Adviser will be paid a management fee equal to 1.0% of NAV per annum, payable monthly on Class F-S shares, Class F-D shares, and Class F-I shares. The management fee will be paid, at the Adviser’s election, in cash, Class E shares, Class E units of the Operating Partnership or any combination thereof.

The Special Limited Partner holds a performance participation interest in the Operating Partnership that entitles it to receive an allocation from the Operating Partnership on Class S shares, Class D shares, and Class I shares equal to 12.5% of the annual Total Return, subject to a 5% annual Hurdle Amount and a High Water Mark, with a Catch-Up (each term as defined in the Operating Partnership limited partnership agreement). On Class F-S shares, Class F-D shares, and Class F-I shares, the Special Limited Partner is entitled to receive an allocation equal to 9.0% of the annual Total Return, subject to a 5% annual Hurdle Amount and a High Water Mark, with a Catch-Up (each term as defined in the Operating Partnership limited partnership agreement). Such allocation will accrue monthly and be made annually. There will not be a performance participation interest with respect to Class E shares.

The Company may retain certain of the Adviser’s affiliates for necessary services relating to the Company’s investments or its operations, including any administrative services, construction, special servicing, leasing, development, property oversight and other property management services, as well as services related to mortgage servicing, group purchasing, healthcare, consulting/brokerage, capital markets/credit origination, loan servicing, property, title and/or other types of insurance, management consulting and other similar operational matters. Any such arrangements will be at market terms and rates. As of September 30, 2022 and February 18, 2022, the Company has not retained an affiliate of the Adviser for any such services.

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

Apollo Realty Income Solutions, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The Dealer Manager is entitled to receive selling commissions of up to 3.0%, and dealer manager fees of up to 0.5%, of the transaction price of each Class S share and Class F-S share sold in the primary offering; however, such amounts may vary at certain participating broker-dealers, provided that the sum will not exceed 3.5% of the transaction price. Participating broker-dealers are third-party broker-dealers engaged by the Dealer Manager to participate in the distribution of shares of the Company's common stock. The Dealer Manager is also entitled to receive selling commissions of up to 1.5% of the transaction price of each Class D share and Class F-D share sold in the primary offering. The Dealer Manager also receives a stockholder servicing fee of 0.85% and 0.25% per annum of the aggregate NAV of the Company’s outstanding Class S and F-S shares and Class D and F-D shares, respectively. The Dealer Manager intends to enter into agreements with selected dealers that agree to distribute the Company’s shares in the Offering, which will provide, among other things, for the reallowance of the full amount of the selling commissions and stockholder servicing fees to such selected dealers. The Company will cease paying the stockholder servicing fee with respect to any Class S share, Class D share, Class F-S share, or Class F-D share held in a shareholder's account at the end of the month in which the total selling commissions, dealer manager fees and stockholder servicing fees paid with respect to such shares would exceed, in the aggregate, 8.75% of the gross proceeds from the sale of such share. The Company will accrue the cost of the stockholder servicing fee as an offering cost at the time each Class S share, Class F-S share, Class D share, and Class F-D share is sold during the primary offering. There will not be a stockholder servicing fee, upfront selling commission or dealer manager fee with respect to Class I shares, and Class F-I shares.

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

Note 6 - Commitments and Contingencies

From time to time the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2022 and February 18, 2022, the Company was not subject to any material litigation nor is the Company aware of any material litigation threatened against it.

Note 7 – Subsequent Events

Events subsequent to September 30, 2020 were evaluated through the date these condensed consolidated financial statements were issued and no other additional events were identified requiring further disclosure in these condensed consolidated statements.

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

We cannot assure you that we will achieve our investment objectives. Our investments in primarily a portfolio of diversified institutional quality, income-oriented commercial real estate primarily in the United States will focus on a range of asset types. These may include office, hotel, industrial, multifamily and retail assets, as well as others, including, without limitation, healthcare, student housing, life sciences, hospitality, senior living, data centers, manufactured housing and storage properties. Our real estate debt or real estate-related debt securities investments will focus on non-distressed public and private real estate debt, including, but not limited to, commercial mortgage-backed securities, mortgages, loans, mezzanine and other forms of debt, and may also include preferred equity.

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

As of September 30, 2022, we have neither engaged in any operations (other than our initial capitalization) nor generated any revenues. Our entire activity since inception to September 30, 2022 was our initial capitalization and to prepare for our proposed fundraising through our initial public offering of our common stock. We have registered with the Securities and Exchange Commission (the “SEC”) an offering of up to $5,000,000,000 in shares of common stock, consisting of up to $4,000,000,000 in shares in our primary offering and up to $1,000,000,000 in shares pursuant to our distribution reinvestment plan (the “Offering”).

After (i) we have received subscription orders for at least $100,000,000 (including any subscription orders by Apollo, its affiliates, and our directors and officers) of shares of our common stock, including any combination of purchases of Class S shares, Class D shares, Class I shares, Class F-S shares, Class F-D shares, and Class F-I shares or other class or classes of shares of our common stock we determine to offer, whether in this offering or in a separate private offering, and (ii) our board of directors has authorized the release of escrowed subscription order proceeds to us, we intend to contribute the net proceeds from the Offering which are not used or retained to pay the fees and expenses attributable to our operations to the Operating Partnership in respect of a corresponding number of Class S units, Class D units, Class I units, Class F-S units, Class F-D units, and Class F-I units. The Operating Partnership will use the net proceeds received from us to make investments in accordance with our investment strategy and policies.

As of September 30, 2022, we had neither acquired nor entered into any arrangements to acquire any properties or real estate-related securities with the net proceeds from the Offering. The number and type of properties or real estate-related securities that we acquire will depend upon real estate market conditions, the amount and timing of proceeds we raise in the Offering and other circumstances existing at the time we are acquiring such assets. We are not aware of any material trends or uncertainties, favorable or unfavorable, other than regional or global economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from acquiring properties or real estate-related securities, other than those referred to in our prospectus. The ongoing pandemic of the novel coronavirus (“COVID-19”) and its variants continues to adversely impact global economic activity and has contributed to significant volatility in financial markets. Due to various uncertainties, including the rise of new variants, the severity of such new variants, disparities in vaccination rates and vaccine hesitancy, the ultimate duration of the pandemic, and additional actions that may be taken by governmental authorities, further business risks could arise. Although more normalized activities have resumed and there has been improvement due to global and domestic vaccination efforts, the Company is not in a position to estimate the ultimate impact COVID-19 and its variants will have on its business and the economy as a whole, including longer-term macroeconomic effects on supply chains, inflation and labor shortages. For example, in response to recent inflationary pressure, the U.S. Federal Reserve and other global central banks have raised interest rates in 2022 and have indicated likely further interest rate increases.

Results of Operations

As of September 30, 2022, we were in our organizational period and had not commenced our principal operations or generated any revenues.

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

We will reimburse the Adviser and its affiliates for certain out-of-pocket expenses in connection with our operations. The Adviser has agreed that it and/or its affiliates will advance all of our organization and offering expenses on our behalf (including legal, accounting, and other expenses attributable to our organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) through the first anniversary of the date on which we break escrow for the Offering. We will reimburse the Adviser and its affiliates for such advanced expenses ratably over the 60 months following the first anniversary of the date on which we break escrow for the Offering. As of September 30, 2022 and February 18, 2022, the Adviser and its affiliates had incurred approximately $6.1 million and $2.4 million, respectively, of organization and offering expenses on our behalf.

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

Although we have not received any commitments from lenders, we may decide to incur indebtedness to fund acquisitions, to repurchase shares pursuant to our share repurchase plan and for any other corporate purpose. If we decide to incur indebtedness, we would expect that it would afford us borrowing availability to fund repurchases. As our assets increase, however, it may not be commercially feasible or we may not be able to secure adequate borrowings to fund share repurchases.

Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets or equity issuances by the Operating Partnership. If necessary, we may use financings or other sources of capital to fund share repurchases or in the event of unforeseen significant capital expenditures. We have not yet identified any sources for these types of financings.

Cash Flows

On February 18, 2022, we were capitalized with a $200,000 investment by Apollo ARIS Holdings LLC, an indirect wholly-owned subsidiary of Apollo Global Management, Inc. ("Apollo") in exchange for 10,000 Class I shares. There have been no other cash flows from inception through September 30, 2022. As of September 30, 2022, we had not declared or paid any distributions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We had no significant operations as of September 30, 2022. When we commence operations, we expect that our primary market risk exposure will be interest rate risk with respect to our indebtedness and credit risk and market risk with respect to use of derivative financial instruments. As of September 30, 2022, we had no indebtedness and did not use any derivative financial instruments.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2022, we were not involved in any material legal proceedings.

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

During the three months ended September 30, 2022, we did not sell or issue any equity securities that were not registered under the Securities Act.

Use of Proceeds

On June 29, 2022, our Registration Statement on Form S-11 (File No. 333-264456) with respect to the Offering was declared effective under the Securities Act. As of September 30, 2022, we had not received subscriptions for our common stock sufficient to allow us to break escrow and, therefore, we had not received any proceeds from the Offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q filed on August 10, 2022)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q filed on August 10, 2022)
4.1	Share Repurchase Plan (incorporated by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q filed on August 10, 2022)
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

Apollo Realty Income Solutions, Inc.

November 9, 2022	By:	/s/ Philip Mintz
Philip Mintz
Co-President and Co-Chief Executive Officer
(Co-Principal Executive Officer)

November 9, 2022	By:	/s/Randy I. Anderson
Randy I. Anderson
Co-President and Co-Chief Executive Officer
(Co-Principal Executive Officer)

November 9, 2022	By:	/s/ John Calace
John Calace Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)