Form 10-K
period 2022-12-31
Apollo Realty Income Solutions, Inc.
filed 2023-03-10
CIK 1882850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 333-264456

Apollo Realty Income Solutions, Inc.

(Exact name of Registrant as specified in its Charter)

Maryland	87-2557571
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9 West 57th Street, 42nd Floor, New York, NY	10019
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (212) 515-3200

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant: No established market exists for the registrant's common stock. As of March 9, 2023, the issuer had the following shares outstanding: 4,810,249 shares of Class F-I common stock.

FORWARD-LOOKING INFORMATION

In this annual report on Form 10-K, references to "ARIS," "Company," "we," "us," or "our" refer to Apollo Realty Income Solutions, Inc. and its subsidiaries; references to the "Adviser" refer to ARIS Management, LLC, an indirect subsidiary of Apollo Global Management, Inc., unless specifically stated otherwise or the context otherwise indicates.

We make forward-looking statements herein and will make forward-looking statements in future filings with the Securities and Exchange Commission ("SEC"), press releases or other written or oral communications within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). For these statements, we claim the protections of the safe harbor for forward-looking statements contained in such Sections. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words "believe," "expect," "anticipate," "estimate," "plan," "continue," "intend," "should," "may" or similar expressions, we intend to identify forward-looking statements. Statements regarding the following subjects, among others, may be forward-looking: the macro- and micro-economic impact of the novel coronavirus ("COVID-19") pandemic; increasing interest rates and inflation; market trends in our industry, real estate values, the debt securities markets or the general economy; our business and investment strategy; our operating results; actions and initiatives of the U.S. government and governments outside of the United States, changes to government policies and the execution and impact of these actions, initiatives and policies; the state of the economy generally or in specific geographic regions; economic trends and economic recoveries; our ability to obtain and maintain financing arrangements; our ability to source and purchase real estate equity assets that comply with our investment guidelines; the financial stability of tenants and their continued ability to pay rent; our ability to extend tenant leases and/or find new tenants to fill vacant properties; our ability to sell properties at advantageous pricing; the availability of debt financing from traditional lenders; expected leverage; general volatility of the securities markets in which we participate; changes in the value of our assets; the scope of our target assets; interest rate mismatches between our target assets and any borrowings used to fund such assets; changes in prepayment rates on our target assets; rates of default or decreased recovery rates on our target assets; the degree to which hedging strategies may or may not protect us from interest rate volatility; impact of and changes in governmental regulations, tax law and rates, accounting, legal or regulatory issues or guidance and similar matters; our ability to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"), for U.S. federal income tax purposes; our continued exclusion from registration under the Investment Company Act of 1940, as amended (the "Investment Company Act"); the availability of opportunities to acquire commercial mortgage-related, real estate-related and other securities; the availability of qualified personnel; estimates relating to our ability to make distributions to our stockholders in the future; our present and potential future competition; and unexpected costs or unexpected liabilities, including those related to litigation.

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Forward-looking statements are not predictions of future events. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. See Item 1A. "Risk Factors" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this annual report on Form 10-K. These and other risks, uncertainties and factors, including those described in the annual, quarterly and current reports that we file with the SEC, could cause our actual results to differ materially from those included in any forward-looking statements we make. All forward-looking statements speak only as of the date they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

SUMMARY RISK FACTORS

Forward-looking statements are inherently uncertain and there are or may be important factors that could cause actual outcomes or results to differ materially from those indicated in such statements. A summary of principal risk factors that make investing in shares of our common stock risky and might cause such actual outcomes or results to differ is set forth below.

•
We have a limited operating history and there is no assurance that we will achieve our investment objectives.
•
We have not yet identified all of the investments that we may make and thus you will not have the opportunity to evaluate our investments before we make them.
•
Since there is no public trading market for shares of our common stock, repurchase of shares by us will likely be the only way to dispose of your shares. Our share repurchase plan provides stockholders with the opportunity to request that we repurchase their shares on a monthly basis, but we are not obligated to repurchase any shares and may choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular month in our discretion. In addition, repurchases will be subject to available liquidity and other significant restrictions. Further, our board of directors may make exceptions to modify or suspend our share repurchase plan if it deems such action to be in our best interest and the best interest of our stockholders, such as when repurchase requests would place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on us that would outweigh the benefit of repurchasing our shares. Our board of directors cannot terminate our share repurchase plan absent a liquidity event which results in our stockholders receiving cash or securities listed on a national securities exchange or where otherwise required by law. As a result, our shares should be considered as having only limited liquidity and at times may be illiquid.

•
We cannot guarantee that we will make distributions, and if we do we may fund such distributions from sources other than our cash flow from operations, including, without limitation, the sale of assets, borrowings, return of capital or offering proceeds, and we have no limits on the amounts we may pay from such sources.
•
The purchase and repurchase price for shares of our common stock will generally be based on our prior month's net asset value ("NAV") (subject to material changes) and will not be based on any public trading market. While there will be independent annual appraisals of our properties, the appraisal of properties is inherently subjective, and our NAV may not accurately reflect the actual price at which our assets could be liquidated on any given day.
•
We have no employees and are dependent on the Adviser to conduct our operations. The Adviser will face conflicts of interest as a result of, among other things, the allocation of investment opportunities among us and Other Apollo Accounts (as defined herein), the allocation of time of its investment professionals and the substantial fees that we will pay to the Adviser.
•
Our public offering is a "best efforts" offering. If we are not able to raise a substantial amount of capital in the near term, our ability to achieve our investment objectives could be adversely affected.
•
Our shares will not be listed on an exchange or quoted through a national quotation system for the foreseeable future, if ever. Therefore, if you purchase our shares, you will have limited liquidity and may not receive a full return of your invested capital if you sell your shares. We are not required by our charter or otherwise to provide liquidity to our stockholders.
•
While our investment strategy targets primarily substantially stabilized income oriented commercial real estate assets that have attractive long-term fundamentals in the United States with a focus on providing current income to investors, an investment in us is not an investment in fixed income. Fixed income has material differences from an investment in us, including those related to vehicle structure, investment objectives and restrictions, risks, fluctuation of principal, safety, guarantees or insurance, fees and expenses, liquidity and tax treatment.
•
The acquisition of properties may be financed in substantial part by borrowing, which increases our exposure to loss. The use of leverage involves a high degree of financial risk and will increase the exposure of the investments to adverse economic factors.
•
Principal and interest payments on any borrowings will reduce the amount of funds available for distribution or investment in additional real estate assets.
•
Investing in commercial real estate assets involves certain risks, including but not limited to: tenants' inability to pay rent; increases in interest rates and lack of availability of financing; tenant turnover and vacancies; and changes in supply of or demand for similar properties in a given market.
•
Major public health issues, including the COVID-19 pandemic, and related disruptions in the U.S. and global economy and financial markets may adversely impact or disrupt our business.
•
There are limits on the ownership and transferability of our shares.
•
If we fail to qualify as a REIT and no relief provisions apply, our NAV and cash available for distribution to our stockholders could materially decrease.
•
We do not own the Apollo name, but we are permitted to use it as part of our corporate name pursuant to a license agreement with an affiliate of Apollo. Use of the name by other parties or the termination of our license agreement may harm our business.

PART I

ITEM 1. BUSINESS

GENERAL DESCRIPTION OF BUSINESS AND OPERATIONS

Apollo Realty Income Solutions, Inc. is a non-listed, perpetual life, Maryland corporation formed in September 2021 to invest primarily in a portfolio of diversified institutional quality, income-oriented commercial real estate primarily in the United States. We expect to execute an asset-focused strategy that targets primarily substantially stabilized commercial real estate assets that have attractive long-term fundamentals and to a lesser extent real estate debt or real estate-related debt securities. These asset classes are referred to as our target assets.

The Company is the sole general partner of ARIS Operating Partnership L.P., a Delaware limited partnership (the "Operating Partnership" or "ARIS OP"). ARIS Special Limited Partner, LLC (the "Special Limited Partner"), an indirect subsidiary of Apollo Global Management, Inc. (the "Sponsor" or "Apollo"), owns a special limited partner interest in the Operating Partnership. We plan to own all, or substantially all, of our assets through the Operating Partnership. The Company and the Operating Partnership are externally managed by our advisor, ARIS Management, LLC (the "Adviser"), an indirect subsidiary of Apollo, a global, high-growth alternative asset manager with assets under management of approximately $548 billion as of December 31, 2022.

Our board of directors has at all times ultimate oversight and policy-making authority over us, including responsibility for governance, financial controls, compliance and disclosure. Pursuant to an advisory agreement among the Adviser, the Operating Partnership and us (the "Advisory Agreement"), we have delegated to the Adviser the authority to source, evaluate and monitor our investment opportunities and make decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our board of directors. The Adviser is led by an experienced team of senior real estate professionals who have significant experience in underwriting and structuring commercial real estate acquisitions and financing transactions.

We are a Maryland corporation that plans to elect to be taxed as a REIT for U.S. federal income tax purposes commencing with the taxable year ending December 31, 2023. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute our net taxable income to stockholders and maintain our intended qualification as a REIT. We also operate our business in a manner intended to allow us to remain excluded from registration as an investment company under the Investment Company Act.

We have registered with the SEC an initial public offering of up to $5.0 billion in shares of common stock, consisting of up to $4.0 billion in shares in our primary offering and up to $1.0 billion in shares pursuant to our distribution reinvestment plan (the "Offering"). The share classes have different upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees, as well as varying management fees and performance participation allocations. See "Note 4 - Related Party Transactions" to our consolidated financial statements for additional information. The purchase price per share for each class of our common stock sold in the Offering varies and generally equals our prior month's NAV per share for such class, as determined monthly, plus any applicable upfront selling commissions and dealer manager fees.

As of March 9, 2023, we had received net proceeds of $96.3 million from sales of shares of our Class F-I common stock in the Offering and $100.0 million from sales of Class A-I units of the Operating Partnership in a private placement. We have contributed the net proceeds from the sale of our Class F-I common stock to the Operating Partnership in exchange for a corresponding number of Class F-I units of the Operating Partnership. The Operating Partnership will primarily use the net proceeds to make investments in real estate and real estate debt securities. As of December 31, 2022, we had yet to make an investment in our target assets.

INVESTMENT OBJECTIVES

Our investment objectives are to invest in assets that will enable us to:

•
provide current income in the form of regular, stable cash distributions to achieve an attractive dividend yield;
•
preserve and protect invested capital;
•
realize appreciation in NAV from proactive investment management and asset management; and
•
provide an investment alternative for stockholders seeking to allocate a portion of their long-term investment portfolios to commercial real estate with lower volatility than public real estate companies.

INVESTMENT STRATEGY

Our investment strategy is to acquire primarily a portfolio of diversified institutional quality, income-oriented commercial real estate primarily in the United States that provide current income and potential capital appreciation, which we consider to be comprised of stabilized net lease commercial real estate and "core plus" real estate in the United States. Specifically, we expect to execute an asset-focused acquisition strategy that targets primarily substantially stabilized commercial real estate assets that have attractive long-term fundamentals in the United States. To a lesser extent, we may invest in real estate debt or real estate-related debt securities primarily in the United States on a selective basis or to provide a source of liquidity for our share repurchase plan, cash management and other purposes or other real estate assets. We will focus on a range of asset types that may include office, industrial, multifamily and retail assets, as well as others, including, without limitation, healthcare, student housing, life sciences, hospitality, senior living, data centers, manufactured housing and storage properties.

To identify attractive opportunities within our target asset types, we rely on Apollo's scale, experience, deep knowledge and long-standing and extensive industry relationships in order to identify and acquire our target investments at attractive pricing. We also expect to benefit from Apollo's reputation and ability to transact in scale with speed and certainty, and extensive relationships in the real estate industry. Apollo believes its integrated model with no information barriers provides Apollo investment professionals with differentiated industry and market insights, as each investment business line draws upon the intellectual capital and experience from others, which Apollo believes is a significant competitive advantage and is distinct from other alternative asset managers. Apollo believes the sharing of knowledge and ideas derived from collaboration across businesses helps its investment professionals identify the best opportunities and protect value through strong execution and durable capital structures.

All investment decisions are made with a view to our qualifying and maintaining our qualification as a REIT and our exclusion from registration under the Investment Company Act.

BORROWING POLICIES

We intend to use financial leverage to provide additional funds to support our investment activities. This allows us to make more investments than would otherwise be possible, resulting in a broader portfolio. Subject to the limitation on indebtedness for money borrowed in our charter described below, our target leverage ratio after we have raised substantial proceeds in the Offering and acquired a broad portfolio of equity real-estate investments (our "ramp-up period") is approximately 65% of our gross real estate assets (measured using the greater of fair market value and purchase price, including equity in our securities portfolio), inclusive of property-level and entity-level debt and cash, but excluding debt on our securities portfolio. Indebtedness incurred (i) in connection with funding a deposit in advance of the closing of an investment or (ii) as other working capital advances, will not be included as part of the calculation above. Furthermore, the refinancing of any amount of existing indebtedness will not be deemed to constitute incurrence of new indebtedness so long as no additional amount of net indebtedness is incurred in connection therewith (excluding the amount of transaction expenses associated with such refinancing).

Our real estate-related securities portfolio may have embedded leverage, including through the use of reverse repurchase agreements and derivatives, including, but not limited to, total return swaps, securities lending arrangements and credit default swaps. During our ramp-up period, but subject to the limitation on indebtedness for money borrowed in our charter, we may employ greater leverage in order to quickly build a broader portfolio of assets. We may leverage our portfolio by assuming or incurring secured or unsecured property-level or entity-level debt. An example of property-level debt is a mortgage loan secured by an individual property or portfolio of properties incurred or assumed in connection with our acquisition of such property or portfolio of properties. An example of entity-level debt is a line of credit obtained by us or our Operating Partnership. In an effort to provide for a ready source of liquidity to fund repurchases of shares of our common stock in the event that repurchase requests exceed our operating cash flows and/or net proceeds from our continuous offering, we may decide to seek to obtain a line of credit under which we would reserve borrowing capacity. If we decide to obtain a line of credit and are able to do so, borrowings under the line may be used not only to repurchase shares, but also to fund acquisitions or for any other corporate purpose.

Our actual leverage level will be affected by a number of factors, some of which are outside our control. Significant inflows of proceeds from the sale of shares of our common stock generally will cause our leverage as a percentage of our net assets, or our leverage ratio, to decrease, at least temporarily. Significant outflows of equity as a result of repurchases of shares of our common stock generally will cause our leverage ratio to increase, at least temporarily. Our leverage ratio will also increase or decrease with decreases or increases, respectively, in the value of our portfolio. If we borrow under a line of credit to fund repurchases of shares of our common stock or for other purposes, our leverage would increase and may exceed our target leverage. In such cases, our leverage may remain at the higher level until we receive additional net proceeds from our continuous offering or sell some of our assets to repay outstanding indebtedness.

Our board of directors will review our aggregate borrowings at least quarterly. In connection with such review, our board of directors may determine to modify our target leverage ratio in light of then-current economic conditions, relative costs of debt and equity capital, fair values of our properties, general conditions in the market for debt and equity securities, growth and investment opportunities or other factors. We may exceed our targeted leverage ratio at times if the Adviser deems it advisable for us. For example, if we obtain a line of credit to fund repurchases, we will consider actual borrowings when determining whether we are at our leverage target, but not unused borrowing capacity. If, therefore, we are at a leverage ratio of 60% and we borrow additional amounts under a line of credit, or if the value of our portfolio decreases, our leverage could exceed 60% of our gross real estate assets. In the event that our leverage ratio exceeds our target, regardless of the reason, we will thereafter endeavor to manage our leverage back down to our target.

There is no limit on the amount we may borrow with respect to any individual property or portfolio. However, a majority of our independent directors must approve that our aggregate borrowings, secured and unsecured, are reasonable in relation to our net assets. Further, under our charter we may not incur indebtedness for money borrowed in an amount exceeding 300% of the cost of our net assets, which approximates borrowing 75% of the cost of our investments. This limitation includes indebtedness for money borrowed with respect to our securities portfolio. "Net assets" is defined as our total assets other than intangibles valued at cost (prior to deducting depreciation, reserves for bad debts and other non-cash reserves) less total liabilities. However, we may borrow in excess of this amount if such excess is approved by a majority of our independent directors, and disclosed to stockholders in our next quarterly report, along with justification for such excess.

CORPORATE GOVERNANCE

We strive to maintain an ethical workplace in which the highest standards of professional conduct are practiced. Our board of directors is composed of a majority of independent directors. The Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of our board of directors are composed exclusively of independent directors. In order to foster the highest standards of ethics and conduct in all business relationships, we have adopted a Code of Business Conduct and Ethics and Corporate Governance Guidelines, which cover a wide range of business practices and procedures that apply to all of our directors and officers. In addition, we have implemented Procedures for Handling Reports Pertaining to Accounting and Auditing Matters (the "Procedures for Handling Reports") that set forth procedures by which Covered Persons (as defined in the Procedures for Handling Reports) may raise, on a confidential basis, concerns regarding, among other things, any questionable or unethical accounting, internal accounting controls or auditing matters with the Audit Committee. Third parties, such as our vendors, clients, stockholders or competitors may also report a good faith complaint regarding such matters. We have an insider trading policy that prohibits any of our independent directors or employees, partners, employee directors and officers of Apollo from buying or selling our securities on the basis of material nonpublic information.

OUR TAXATION AS A REIT

We intend to elect to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with our taxable year ending December 31, 2023. We believe that we will be organized and will operate in a manner which will allow us to qualify for taxation as a REIT under the Code, and we intend to continue to be organized and to operate in this manner.

Our qualification and taxation as a REIT depend upon our ability to meet, on a continuing basis, through actual annual operating results, asset requirements, distribution levels, diversity of stock ownership, and the various other requirements imposed under the Code. Accordingly, there can be no assurance that we will operate in a manner so as to qualify or remain qualified as a REIT.

GOVERNMENT REGULATIONS

Given our target assets include real estate, as an owner of real estate, our operations will be subject, in certain instances, to supervision and regulation by U.S. and other governmental authorities, and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which include, among other things: (i) federal and state securities laws and regulations; (ii) federal, state and local tax laws and regulations, (ii) state and local laws relating to real property; (iv) federal, state and local environmental laws, ordinances, and regulations, and (v) various laws relating to housing, including permanent and temporary rent control and stabilization laws, the Americans with Disabilities Act of 1990 and the Fair Housing Amendment Act of 1988, among others.

COMPETITION

We face competition from various entities in acquiring target assets, including other REITs, pension funds, insurance companies, investment funds and companies, partnerships and developers, and other entities. In addition to third-party competitors, other programs sponsored by the Adviser and its affiliates, particularly those with investment strategies that overlap with ours, will seek investment opportunities under Apollo's prevailing policies and procedures. Many of these entities may have greater access to capital to acquire properties than we have. Competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. Additionally, disruptions and dislocations in the credit markets could have a material impact on the cost and availability of debt to finance real estate acquisitions, which is a key component of our acquisition strategy. The lack of available debt on reasonable terms or at all could result in a further reduction of suitable investment opportunities and create a competitive advantage for other entities that have greater financial resources than we do. In addition, over the past several years, a number of real estate funds and publicly traded and non-traded REITs have been formed and others have been consolidated (and many such existing funds have grown in size) for the purpose of investing in real estate and/or real estate-related assets. Additional real estate funds, vehicles and REITs with similar investment objectives may be formed in the future by other unrelated parties and further consolidations may occur (resulting in larger funds and vehicles). This competition may cause us to acquire properties and other investments at higher prices or by using less-than-ideal capital structures, and in such case our returns will be lower and the value of our assets may not appreciate or may decrease significantly below the amount we paid for such assets. If such events occur, you may experience a lower return on your investment.

ENVIRONMENT, SOCIAL AND GOVERNANCE

As an externally managed company, our day-to-day operations are managed by the Adviser and our executive officers under the oversight of our board of directors. Our executive officers are senior Apollo professionals and the Adviser is a subsidiary of Apollo. As such, many of the corporate responsibility initiatives undertaken by Apollo are relevant to and impact our business and the business decisions made on our behalf by employees of the Adviser. From its founding, Apollo has dedicated itself to being a responsible corporate citizen by incorporating relevant environmental, social and governance ("ESG") factors into its investment decision-making process.

EMPLOYEES; STAFFING; HUMAN CAPITAL

We have no employees and are managed by the Adviser pursuant to the Advisory Agreement. All of our officers are employees of the Adviser or its affiliates. The Adviser is led by an experienced team of senior real estate professionals who have significant experience in underwriting and structuring commercial real estate acquisitions and financing transactions. We benefit from Apollo's global infrastructure and operating platform, through which we are able to source, evaluate and manage potential investments in our target assets. Apollo has advised us that investing in and fostering a high-performing, diverse and inclusive workforce is a key pillar of operating its business. You can learn more about Apollo's commitment to its employees on its website at www.apollo.com under "Our Impact." The information contained on, or accessible from, Apollo's website does not form a part of and is not incorporated by reference into this annual report on Form 10-K.

CONFLICTS OF INTEREST

We are subject to conflicts of interest arising out of our relationship with Apollo, including the Adviser and its affiliates. See Item 1A. "Risk Factors - Risks Related to Conflicts of Interest."

AVAILABLE INFORMATION

Investors may obtain copies of our filings with the SEC, free of charge from the website maintained by the SEC at www.sec.gov or from our website at https://gwms.apollo.com/realtyincomesolutions.

We are providing the address to our website solely for the information of investors. The information on our website is not a part of, nor is it incorporated by reference into this annual report on Form 10-K. From time to time, we may use our website as a distribution channel for information about our Company. The information we post through this channel may be deemed material. Accordingly, investors should monitor this channel, in addition to following our press releases and SEC filings.

Item 1A. RISK FACTORS

You should specifically consider the following material risks in addition to the other information contained in this annual report on Form 10-K before you decide to purchase shares of our common stock. The occurrence of any of the following risks might have a material adverse effect on our business and financial condition. The risks and uncertainties discussed below are not the only ones we face, but do represent those risks and uncertainties that we believe are most significant to our business, operating results, financial condition, prospects and forward-looking statements.

Risks Related to Our Organizational Structure

We have a limited operating history and there is no assurance that we will be able to successfully achieve our investment objectives.

We are a recently formed entity with a limited operating history and may not be able to achieve our investment objectives. As of December 31, 2022, we had not made any investments in real estate or otherwise and did not own any properties. There is no assurance that the past experiences of affiliates of the Adviser will be sufficient to allow us to successfully achieve our investment objectives. As a result, an investment in shares of our common stock may entail more risk than the shares of common stock of a REIT with a substantial operating history.

We have not yet identified all of the investments that we may make and thus you will not have the opportunity to evaluate our investments before we make them, which makes your investment more speculative.

We have not yet identified all of the investments that we may make and thus are not able to provide you with any information to assist you in evaluating the merits of any specific properties or real estate-related securities that we may acquire, except for investments that may be described in the filings we make with the SEC. We will seek to invest substantially all of the net offering proceeds from the Offering and any private offerings, after the payment of expenses, in the acquisition of or investment in interests in properties and real estate-related securities. However, because you will be unable to evaluate the economic merit of our investments before we make them, you will have to rely entirely on the ability of the Adviser to select suitable and successful investment opportunities. Furthermore, the Adviser will have broad discretion in selecting the types of properties we will invest in and the tenants of those properties, and you will not have the opportunity to evaluate potential investments. These factors increase the risk that your investment may not generate returns comparable to other real estate investment alternatives.

The Adviser manages our portfolio pursuant to very broad investment guidelines and generally is not required to seek the approval of our board of directors for each investment, financing or asset allocation decision made by it, which may result in our making riskier investments and which could adversely affect our results of operations and financial condition.

Our board of directors approved very broad investment guidelines that delegate to the Adviser the authority to execute acquisitions and dispositions of real estate properties and real estate-related securities on our behalf, in each case so long as such investments are consistent with the investment guidelines and our charter. There can be no assurance that the Adviser will be successful in applying any strategy or discretionary approach to our investment activities. Our board of directors will review our investment guidelines on an annual basis (or more often as it deems appropriate) and our investment portfolio periodically. The prior approval of our board of directors or a committee of independent directors will be required only as set forth in our charter (including for transactions with affiliates of the Adviser) or for the acquisition or disposition of assets that are not in accordance with our investment guidelines. In addition, in conducting periodic reviews, our directors will rely primarily on information provided to them by the Adviser. Furthermore, transactions entered into on our behalf by the Adviser may be costly, difficult or impossible to unwind when they are subsequently reviewed by our board of directors.

There is no public trading market for shares of our common stock; therefore, stockholders' ability to dispose of their shares will likely be limited to repurchase by us. If a stockholder sells shares to us, such stockholder may receive less than the price paid.

There is no current public trading market for shares of our common stock, and we do not expect that such a market will ever develop. Therefore, repurchase of shares by us will likely be the only way for stockholders to dispose of their shares. We will repurchase shares at a price equal to the transaction price of the class of shares being repurchased on the date of repurchase (which will generally be equal to our prior month's NAV per share), and not based on the price at which the shares were initially purchased. As a result, stockholders may receive less than the price they paid for their shares when they sell them to us pursuant to our share repurchase plan. See Item 5—"Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Share Repurchase Plan."

Repurchases through our share repurchase plan are limited. We may choose to repurchase fewer shares than have been requested to be repurchased, in our discretion at any time, and the amount of shares we may repurchase is subject to caps. Further, our board of directors may make exceptions to modify or suspend our share repurchase plan if it deems such action to be in our best interest and the best interest of our stockholders.

We may choose to repurchase fewer shares than have been requested in any particular month to be repurchased under our share repurchase plan, or none at all, in our discretion at any time. We may repurchase fewer shares than have been requested to be repurchased due to lack of readily available funds because of adverse market conditions beyond our control, the need to maintain liquidity for our operations or because we have determined that investing in real property or other illiquid investments is a better use of our capital than repurchasing our shares. In addition, the aggregate NAV of total repurchases of shares (including repurchases at certain non-U.S. investor access funds primarily created to hold shares of our common stock) will be limited to no more than 2% of our aggregate NAV per month (measured using the aggregate NAV as of the end of the immediately preceding month) and no more than 5% of our aggregate NAV per calendar quarter (measured using the average aggregate NAV as of the end of the immediately preceding three months). Further, our board of directors may make exceptions to modify or suspend our share repurchase plan if it deems such action to be in our best interest and the best interest of our stockholders. Our board of directors cannot terminate our share repurchase plan absent a liquidity event which results in our stockholders receiving cash or securities listed on a national securities exchange or where otherwise required by law. If the full amount of all shares of our common stock requested to be repurchased in any given month are not repurchased, funds will be allocated pro rata based on the total number of shares of common stock being repurchased without regard to class and subject to the volume limitation. All unsatisfied repurchase requests must be resubmitted after the start of the next month or quarter, or upon the recommencement of the share repurchase plan, as applicable. Neither the Adviser nor we have any discretion to choose which share classes to repurchase over other share classes based on different management fees and performance participation allocations associated with different share classes.

Real estate investments cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. Should repurchase requests, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the company as a whole, or should we otherwise determine that investing our liquid assets in real estate or other investments rather than repurchasing our shares is in the best interests of the company as a whole, then we may choose to repurchase fewer shares than have been requested to be repurchased, or none at all. Upon suspension of our share repurchase plan, our share repurchase plan requires our board of directors to consider at least quarterly whether the continued suspension is in the best interest of our company and stockholders; however, we are not required to authorize the recommencement of the share repurchase plan within any specified period of time. As a result, stockholders' ability to have shares repurchased by us may be limited and at times stockholders may not be able to liquidate their investment. See Item5 - "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Share Repurchase Plan."

Economic events that may cause our stockholders to request that we repurchase their shares may materially adversely affect our cash flow and our results of operations and financial condition.

Economic events affecting the U.S. economy, such as the general negative performance of the real estate sector, stock market volatility (including volatility as a result of the recent outbreak of geopolitical conflicts among Russia, Belarus and Ukraine and the severe economic sanctions and export controls imposed by the U.S. and other governments against Russia, Belarus and Russian or Belarusian interests) and other impacts of major public health issues (including the COVID-19 pandemic), including longer-term macroeconomic effects on supply chains, inflation and labor shortages, could cause our stockholders to seek to sell their shares to us pursuant to our share repurchase plan at a time when such events are adversely affecting the performance of our assets. Even if we decide to satisfy all resulting repurchase requests, our cash flow could be materially adversely affected. In addition, if we determine to sell assets to satisfy repurchase requests, we may not be able to realize the return on such assets that we may have been able to achieve had we sold at a more favorable time, and our results of operations and financial condition, including, without limitation, breadth of our portfolio by property type and location, could be materially adversely affected.

The amount and source of distributions we may make to our stockholders is uncertain, and we may be unable to generate sufficient cash flows from our operations to make distributions to our stockholders at any time in the future.

We have not established a minimum distribution payment level, and our ability to make distributions to our stockholders may be adversely affected by a number of factors, including the risk factors described in this annual report on Form 10-K. As of December 31, 2022, we had not declared any distributions. Our board of directors will make determinations regarding distributions based upon, among other factors, our financial performance, debt service obligations, debt covenants, REIT qualification and tax requirements and capital expenditure requirements. Among the factors that could impair our ability to make distributions to our stockholders are:

•
the limited size of our portfolio in the early stages of our development;
•
our inability to invest the proceeds from sales of our shares on a timely basis in income-producing properties;
•
our inability to realize attractive risk-adjusted returns on our investments; high levels of expenses or reduced revenues that reduce our cash flow or non-cash earnings; and
•
defaults in our investment portfolio or decreases in the value of our investments.

As a result, we may not be able to make distributions to our stockholders at any time in the future, and the level of any distributions we do make to our stockholders may not increase or even be maintained over time, any of which could materially and adversely affect the value of our shares.

We may pay distributions from sources other than our cash flow from operations, including, without limitation, the sale of assets, borrowings, return of capital or offering proceeds, and we have no limits on the amounts we may pay from such sources.

We may not generate sufficient cash flow from operations to fully fund distributions to stockholders, particularly during the early stages of our operations. Therefore, particularly in the earlier part of the Offering, we may fund distributions to our stockholders from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings, return of capital or offering proceeds (including from sales from our common stock or Operating Partnership units to Apollo or the Special Limited Partner, an affiliate of Apollo). The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in our distribution reinvestment plan, the extent to which the Adviser elects to receive its management fee in Class E shares or Class E units and the Special Limited Partner elects to receive distributions on its performance participation interest in Class E units, how quickly we invest the proceeds from the Offering and any future offering and the performance of our investments, including our real estate-related securities portfolio. Funding distributions from the sales of assets, borrowings, return of capital or proceeds of the Offering will result in us having less funds available to acquire properties or other real estate-related investments. As a result, the return stockholders realize on their investments may be reduced. Doing so may also negatively impact our ability to generate cash flows. Likewise, funding distributions from the sale of additional securities will dilute existing stockholders' interest in us on a percentage basis and may impact the value of existing stockholders' investments especially if we sell these securities at prices less than the price paid for our shares. We may be required to continue to fund our regular distributions from a combination of some of these sources if our investments fail to perform, if expenses are greater than our revenues or due to numerous other factors. We have not established a limit on the amount of our distributions that may be paid from any of these sources.

To the extent we borrow funds to pay distributions, we would incur borrowing costs and these borrowings would require a future repayment. The use of these sources for distributions and the ultimate repayment of any liabilities incurred could adversely impact our ability to pay distributions in future periods, decrease our NAV, decrease the amount of cash we have available for operations and new investments and adversely impact the value of our shares.

We may also defer operating expenses or pay expenses (including the fees of the Adviser or distributions to the Special Limited Partner) with shares of our common stock or Operating Partnership units in order to preserve cash flow for the payment of distributions. The ultimate repayment of these deferred expenses could adversely affect our operations and reduce the future return on our shares. The payment of expenses in shares of our common stock or with Operating Partnership units will dilute stockholders' ownership interest in our portfolio of assets. There is no guarantee any of our operating expenses will be deferred and the Adviser and Special Limited Partner are under no obligation to receive fees or distributions in shares of our common stock or Operating Partnership units and may elect to receive such amounts in cash.

Payments to the Adviser or the Special Limited Partner in respect of any common stock or Operating Partnership units they elect to receive in lieu of fees or distributions will dilute future cash available for distribution to our stockholders.

The Adviser or the Special Limited Partner may choose to receive shares of our common stock or Operating Partnership units in lieu of certain fees or distributions. The holders of all Operating Partnership units will be entitled to receive cash from operations pro rata with the distributions being paid to us and such distributions to the holder of Operating Partnership units will reduce the cash available for distribution to us and to our stockholders. Furthermore, under certain circumstances Operating Partnership units held by the Adviser or the Special Limited Partner are required to be repurchased, in cash at the holder's election, and there may not be sufficient cash to make such a repurchase payment; therefore, we may need to use cash from operations, borrowings, offering proceeds or other sources to make the payment, which will reduce cash available for distribution to stockholders or for investment in our operations. Repurchases of our shares or Operating Partnership units from the Adviser paid to the Adviser as a management fee are not subject to the monthly and quarterly volume limitations, and such sales receive priority over other shares being put for repurchase during such period. Repurchases of our shares or Operating Partnership units from the Special Limited Partner distributed to the Special Limited Partner with respect to its performance participation interest are subject to the monthly and quarterly volume limitations and do not receive priority over other shares being put for repurchase during such period.

Purchases and repurchases of shares of our common stock will not be made based on the current NAV per share of our common stock.

Generally, our offering price per share and the price at which we make repurchases of our shares will equal the NAV per share of the applicable class as of the last calendar day of the prior month, plus, in the case of our offering price in the Offering, applicable upfront selling commissions and dealer manager fees. The NAV per share as of the date on which an investor makes a subscription request or repurchase request may be significantly different than the offering price such investor pays or the repurchase price such investor receives. In addition, we may offer and repurchase shares at a price that we believe reflects the NAV per share of such stock more appropriately than the prior month's NAV per share, including by updating a previously disclosed offering price, in cases where we believe there has been a material change (positive or negative) to our NAV per share since the end of the prior month. In such cases, the offering price and repurchase price will not equal our NAV per share as of any time.

Valuations and appraisals of our assets are estimates of fair value and may not necessarily correspond to realizable value.

For the purposes of calculating our monthly NAV, our properties will generally initially be valued at cost, which we expect to represent fair value at that time. Thereafter, valuations of properties will be determined by the Adviser based in part on appraisals of each of our properties by independent third-party appraisal firms reviewed by our independent valuation advisor at least once per year in accordance with valuation guidelines approved by our board of directors. Our independent valuation advisor will prepare monthly update appraisals of approximately 11/12th of our real estate portfolio and will review and provide an opinion as to the reasonableness of such third-party appraisals for the remaining 1/12th of our real estate portfolio. Likewise, our investments in real estate debt originated by us and real estate-related securities will initially be valued at cost, and thereafter will be valued monthly at fair market value. Although monthly valuations of each of our real properties will be reviewed and confirmed for reasonableness by our independent valuation adviser, such valuations are based on asset and portfolio level information provided by the Adviser, including historical operating revenues and expenses of the properties, lease agreements on the properties, revenues and expenses of the properties, information regarding recent or planned capital expenditures and any other information relevant to valuing the real estate property, which information will not be independently verified by our independent valuation adviser.

Within the parameters of our valuation guidelines, the valuation methodologies used to value our properties, and certain of our investments in real estate debt and real estate-related equity securities, will involve subjective judgments and projections and may not be accurate. Valuation methodologies will also involve assumptions and opinions about future events, which may or may not turn out to be correct. Valuations and appraisals of our properties and certain of investments in real estate debt and real estate-related securities will be only estimates of fair value. Ultimate realization of the value of an asset depends to a great extent on economic, market and other conditions beyond our control and the control of the Adviser and our independent valuation adviser. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. As such, the carrying value of an asset may not reflect the price at which the asset could be sold in the market, and the difference between carrying value and the ultimate sales price could be material. In addition, accurate valuations are more difficult to obtain in times of low transaction volume because there are fewer market transactions that can be considered in the context of the appraisal. Further, any volatility smoothing biases in our appraisal and valuation process, generally, may lower the volatility of our NAV and cause our NAV to not accurately reflect the actual value of our properties. However, there will be no retroactive adjustment in the valuation of such assets, the offering price of shares of our common stock, the price we paid to repurchase shares of our common stock or NAV-based fees we paid to the Adviser and Apollo Global Securities, LLC, in its capacity as the dealer manager for the Offering (the "Dealer Manager") to the extent such valuations prove to not accurately reflect the realizable value of our assets. Because the price investors will pay for shares of our common stock in the Offering, and the price at which shares may be repurchased by us pursuant to our share repurchase plan are generally based on our prior month's NAV per share, investors may pay more than realizable value or receive less than realizable value for their investments.

Our NAV per share amounts may change materially if the appraised values of our properties materially change from prior appraisals or the actual operating results for a particular month differ from what we originally budgeted for that month.

We anticipate that the annual appraisals of our properties will be conducted on a rolling basis, such that properties may be appraised at different times but each property would be appraised at least once per year. When these appraisals are reflected in our NAV calculations, there may be a material change in our NAV per share amounts for each class of our common stock from those previously reported. In addition, actual operating results for a given month may differ from what we originally budgeted for that month, which may cause a material increase or decrease in the NAV per share amounts. We will not retroactively adjust the NAV per share of each class reported for the previous month. Therefore, because a new annual appraisal may differ materially from the prior appraisal or the actual results from operations may be better or worse than what we previously budgeted for a particular month, the adjustment to reflect the new appraisal or actual operating results may cause the NAV per share for each class of our common stock to increase or decrease, and such increase or decrease will occur on the day the adjustment is made.

It may be difficult to reflect, fully and accurately, material events that may impact our monthly NAV.

The Adviser's determination of our monthly NAV per share will be based in part on appraisals of each of our properties provided annually by independent third-party appraisal firms in individual appraisal reports reviewed by our independent valuation advisor in accordance with valuation guidelines approved by our board of directors. As a result, our published NAV per share in any given month may not fully reflect any or all changes in value that may have occurred since the most recent appraisal. The Adviser will review appraisal reports and monitor our properties and real estate-related securities, and is responsible for notifying the independent valuation adviser of the occurrence of any property-specific or market-driven event it believes may cause a material valuation change in the real estate valuation, but it may be difficult to reflect fully and accurately rapidly changing market conditions or material events that may impact the value of our properties and real estate-related securities or liabilities between valuations, or to obtain quickly complete information regarding any such events. For example, an unexpected termination or renewal of a material lease, a material increase or decrease in vacancies or an unanticipated structural or environmental event at a property may cause the value of a property to change materially, yet obtaining sufficient relevant information after the occurrence has come to light and/or analyzing fully the financial impact of such an event may be difficult to do and may require some time. As a result, the NAV per share may not reflect a material event until such time as sufficient information is available and analyzed, and the financial impact is fully evaluated, such that our NAV may be appropriately adjusted in accordance with our valuation guidelines. Depending on the circumstance, the resulting potential disparity in our NAV may be in favor of either stockholders who repurchase their shares, or stockholders who buy new shares, or existing stockholders.

If we only raise the minimum offering amount or are unable to raise substantial funds, we will be limited in the number and type of investments we make, and the value of your investment in us will be more dependent on the performance of any of the specific assets we acquire.

The Offering is being made on a "best efforts" basis, meaning that the Dealer Manager is only required to use its best efforts to sell our shares and has no firm commitment or obligation to purchase any shares. As a result, the amount of proceeds we raise in the Offering may be substantially less than the amount we would need to achieve a broader portfolio of investments. If we are unable to raise substantial funds, we will make fewer investments, resulting in less breadth in terms of the type, number, geography and size of investments that we make. In that case, the likelihood that any single asset's performance would adversely affect our profitability will increase. There is a greater risk that you will lose money in your investment if we have less breadth in our portfolio. Further, we will have certain fixed operating expenses, including expenses of being a public reporting company, regardless of whether we are able to raise substantial funds. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.

Our shares will not be listed on an exchange or quoted through a national quotation system for the foreseeable future, if ever. Therefore, a stockholder will have limited liquidity and may not receive a full return of their invested capital if such stockholder sells their shares. We are not required by our charter or otherwise to provide liquidity to our stockholders.

Our shares are illiquid assets for which there is not expected to be any secondary market nor is it expected that any will develop in the future. Stockholders' ability to transfer shares is limited. In an effort to provide our stockholders with liquidity in respect of their investment in our shares, we have adopted a share repurchase plan whereby, subject to certain limitations, stockholders may request on a monthly basis that we repurchase all or any portion of their shares. However, we are not obligated to repurchase any shares and may choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular month in our discretion. If a stockholder is able to sell their shares, such stockholder may only be able to sell them at a substantial discount for the price paid. Investor suitability standards imposed by certain states may also make it more difficult to sell shares to someone in those states.

While we may consider a liquidity event at any time in the future, we currently do not intend to undertake such consideration until seven years after we complete the Offering and we are not obligated by our charter or otherwise to effect a liquidity event at any time. In making a determination of what type of liquidity event is in the best interest of our stockholders, our board of directors, including our independent directors, may consider a variety of criteria, including, but not limited to, market conditions, asset diversification and performance, our financial condition, potential access to capital as a listed company, market conditions for the sale of our assets or listing of our shares, and the potential for stockholder liquidity. If our shares are listed, there is no assurance that a public trading market will develop. Since a portion of the offering price from the sale of shares in the Offering will be used to pay expenses and fees, the full offering price paid by stockholders will not be invested in the assets we seek to acquire. As a result, even if we do complete a liquidity event, stockholders may not receive a return of all of their invested capital.

In the event we are able to quickly raise a substantial amount of capital, we may have difficulty investing it in properties.

If we are able to quickly raise capital, we may have difficulty identifying and purchasing suitable properties on attractive terms. Therefore, there could be a delay between the time we receive net proceeds from the sale of shares of our common stock and the time we invest the net proceeds. This could cause a substantial delay in the time it takes for a stockholder's investment to realize its full potential return and could adversely affect our ability to pay regular distributions of cash flow from operations. If we fail to timely invest the net proceeds from the sale of shares of our common stock, our results of operations and financial condition may be adversely affected.

Our board of directors may, in the future, adopt certain measures under Maryland law without stockholder approval that may have the effect of making it less likely that a stockholder would receive a "control premium" for his or her shares.

Corporations organized under Maryland law with a class of registered securities and at least three independent directors are permitted to elect to be subject, by a charter or bylaw provision or a board of directors resolution and notwithstanding any contrary charter or bylaw provision, to any or all of five provisions:

•
staggering the board of directors into three classes;
•
requiring a two-thirds vote of stockholders to remove directors;
•
providing that only the board of directors can fix the size of the board;
•
providing that all vacancies on the board, regardless of how the vacancy was created, may be filled only by the affirmative vote of a majority of the remaining directors in office and for the remainder of the full term of the class of directors in which the vacancy occurred; and
•
providing for a majority requirement for the calling of a stockholder-requested special meeting of stockholders.

These provisions may discourage an extraordinary transaction, such as a merger, tender offer or sale of all or substantially all of our assets, all of which might provide a premium price for stockholders' shares. In our charter, we have elected pursuant to Subtitle 8 that vacancies on our board of directors be filled only by the remaining directors and for the remainder of the full term of the directorship in which the vacancy occurred. Through other provisions in our charter and bylaws, we vest in our board of directors the exclusive power to fix the number of directorships, provided that the number is not less than three. We have not elected to be subject to any of the other provisions described above, but our charter does not prohibit our board of directors from opting into any of these provisions in the future.

Further, under the Maryland Business Combination Act, we may not engage in any merger or other business combination with an "interested stockholder" (which is defined as (1) any person who beneficially owns, directly or indirectly, 10% or more of the voting power of our outstanding voting stock and (2) an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner, directly or indirectly, of 10% or more of the voting power of our then outstanding stock) or any affiliate of that interested stockholder for a period of five years after the most recent date on which the interested stockholder became an interested stockholder. A person is not an interested stockholder if our board of directors approved in advance the transaction by which such person would otherwise have become an interested stockholder. In approving a transaction, our board of directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms or conditions determined by our board of directors. After the five-year period ends, any merger or other business combination with the interested stockholder or any affiliate of the interested stockholder must be recommended by our board of directors and approved by the affirmative vote of at least:

•
80% of all votes entitled to be cast by holders of outstanding shares of our voting stock; and
•
two-thirds of all of the votes entitled to be cast by holders of outstanding shares of our voting stock other than those shares owned or held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder unless, among other things, our stockholders receive a minimum payment for their common stock equal to the highest price paid by the interested stockholder for its shares.

The statute permits various exemptions from its provisions, including business combinations that are exempted by our board of directors prior to the time the interested stockholder becomes an interested stockholder. Our board of directors has adopted a resolution exempting any business combination involving us and any person, including Apollo, the Dealer Manager and the Adviser, from the provisions of this law, provided that such business combination is first approved by our board of directors.

Our charter permits our board of directors to issue preferred stock on terms that may subordinate the rights of the holders of our current common stock or discourage a third party from acquiring us.

Our board of directors is permitted, subject to certain restrictions set forth in our charter, to authorize the issuance of shares of preferred stock without stockholder approval. Further, our board of directors may classify or reclassify any unissued shares of common or preferred stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications, and terms or conditions of redemption of the stock and may amend our charter from time to time to increase or decrease the aggregate number of shares of stock or the number of shares of any class or series of stock that we have authority to issue without stockholder approval. Thus, our board of directors could authorize us to issue shares of preferred stock with terms and conditions that could subordinate the rights of the holders of our common stock or have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction such as a merger, tender offer or sale of all or substantially all of our assets, that might provide a premium price for holders of our common stock.

Maryland law limits, in some cases, the ability of a third party to vote shares acquired in a "control share acquisition."

The Maryland Control Share Acquisition Act provides that "control shares" of a Maryland corporation acquired in a "control share acquisition" have no voting rights except to the extent approved by stockholders by a vote of two-thirds of the votes entitled to be cast on the matter. Shares of stock owned by the acquirer, by officers or by employees who are directors of the corporation, are excluded from shares entitled to vote on the matter. "Control shares" are voting shares of stock which, if aggregated with all other shares of stock owned by the acquirer or in respect of which the acquirer can exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquirer to exercise voting power in electing directors within specified ranges of voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval. A "control share acquisition" means the acquisition of issued and outstanding control shares. The control share acquisition statute does not apply: (1) to shares acquired in a merger, consolidation or share exchange if the Maryland corporation is a party to the transaction; or (2) to acquisitions approved or exempted by the charter or bylaws of the Maryland corporation. Our bylaws contain a provision exempting from the Control Share Acquisition Act any and all acquisitions of our shares by any person. There can be no assurance that this provision will not be amended or eliminated at any time in the future.

Maryland law and our organizational documents limit our rights and the rights of our stockholders to recover claims against our directors and officers, which could reduce stockholders' and our recovery against them if they cause us to incur losses.

Maryland law provides that a director will not have any liability as a director so long as he or she performs his or her duties in accordance with the applicable standard of conduct. In addition, our charter generally limits the personal liability of our directors and officers for monetary damages subject to the limitations of the North American Securities Administrators Association's Statement of Policy Regarding Real Estate Investment Trusts, as revised and adopted on May 7, 2007 (the "NASAA REIT Guidelines"), and Maryland law. Maryland law and our charter provide that no director or officer shall be liable to us or our stockholders for monetary damages unless the director or officer (1) actually received an improper benefit or profit in money, property or services or (2) was actively and deliberately dishonest as established by a final judgment as material to the cause of action. Moreover, our charter generally requires us to indemnify and advance expenses to our directors and officers for losses they may incur by reason of their service in those capacities unless their act or omission was material to the matter giving rise to the proceeding and was committed in bad faith or was the result of active and deliberate dishonesty, they actually received an improper personal benefit in money, property or services or, in the case of any criminal proceeding, they had reasonable cause to believe the act or omission was unlawful. Further, we have entered into separate indemnification agreements with each of our officers and directors. As a result, stockholders and we may have more limited rights against our directors or officers than might otherwise exist under common law, which could reduce stockholders' and our recovery from these persons if they act in a manner that causes us to incur losses. In addition, we are obligated to fund the defense costs incurred by these persons in some cases. However, our charter provides that we may not indemnify any of our directors, or the Adviser or any of its or our affiliates, for any liability or loss suffered by them or hold any of our directors, the Adviser or any of its or our affiliates harmless for any liability or loss suffered by us, unless they have determined, in good faith, that the course of conduct that caused the loss or liability was in our best interests, they were acting on our behalf or performing services for us, the liability or loss was not the result of negligence or misconduct by any of our non-independent directors, the Adviser or any of its or our affiliates, or gross negligence or willful misconduct by any of our independent directors, and the indemnification or agreement to hold harmless is recoverable only out of our net assets or the proceeds of insurance and not from the stockholders.

Maryland law and our organizational documents limit our stockholders' ability to amend our charter or dissolve us without the approval of our board of directors.

Although the NASAA REIT Guidelines indicate that stockholders are permitted to amend our charter or terminate us without the necessity for concurrence by our board of directors, we are required to comply with the Maryland General Corporation Law, which provides that any amendment to our charter or any dissolution of our company must first be declared advisable by our board of directors. Therefore, our stockholders may vote to authorize the amendment of our charter or the dissolution of our company, but only after such action has been declared advisable by our board of directors. Accordingly, the only proposals to amend our charter or to dissolve our company that will be presented to our stockholders will be those that have been declared advisable by our board of directors and also require approval by our stockholders.

Stockholders' interest in us will be diluted if we issue additional shares.

Holders of our common stock will not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue up to 1,100,000,000 shares of capital stock, of which 1,000,000,000 shares are classified as common stock, 100,000,000 of which are classified as Class S shares, 100,000,000 of which are classified as Class D shares, 100,000,000 of which are classified as Class I shares, 100,000,000 of which are classified as Class F-S shares, 100,000,000 of which are classified as Class F-D shares, 100,000,000 of which are classified as Class F-I shares, 100,000,000 of which are classified as Class A-I shares, 100,000,000 of which are classified as Class A-II shares, 100,000,000 of which are classified as Class A-III shares and 100,000,000 of which are classified as Class E shares, and 100,000,000 shares are classified as preferred stock. In addition, our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series without stockholder approval. Our board of directors may elect, without stockholder approval, to: (1) sell additional shares in the Offering or future public offerings; (2) issue equity interests in private offerings; (3) issue shares upon the exercise of the options we may grant to our independent directors or future employees; (4) issue shares to the Adviser, or its successors or assigns, in payment of an outstanding obligation to pay fees for services rendered to us; or (5) issue shares to sellers of properties we acquire in connection with an exchange of limited partnership interests of our Operating Partnership. To the extent we issue additional shares, stockholders' respective percentage ownership interest in us will be diluted.

We are not required to comply with certain reporting requirements, including those relating to auditor's attestation reports on the effectiveness of our system of internal control over financial reporting, accounting standards and disclosure about our executive compensation, that apply to other public companies.

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for emerging growth companies, including certain requirements relating to accounting standards and compensation disclosure. We are classified as an emerging growth company. For as long as we are an emerging growth company, which may be up to five full fiscal years, unlike other public companies, we are not required to (1) provide an auditor's attestation report on the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act, (2) comply with any new requirements adopted by the Public Company Accounting Oversight Board ("PCAOB") requiring mandatory audit firm rotation or a supplement to the auditor's report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (3) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise, (4) provide certain disclosure regarding executive compensation required of larger public companies or (5) hold stockholder advisory votes on executive compensation.

In addition, we are a "smaller reporting company," as such term is defined in the Exchange Act. As a smaller reporting company, we are also eligible to take advantage of certain exemptions from various reporting and disclosure requirements that are applicable to public companies that are not smaller reporting companies. To the extent that we continue to qualify as a smaller reporting company after we cease to qualify as an emerging growth company, certain of the exemptions available to us as an emerging growth company may continue to be available to us as a smaller reporting company, including: (1) scaled executive compensation disclosures and (2) the requirement to provide only two years of audited financial statements, instead of three years.

Once we are no longer an emerging growth company or a smaller reporting company, so long as shares of our common stock are not traded on a securities exchange, we will be deemed to be a "non-accelerated filer" under the Exchange Act, and as a non-accelerated filer, we will be exempt from compliance with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act. In addition, so long as we are externally managed by the Adviser and we do not directly compensate our executive officers, or reimburse the Adviser or its affiliates for salaries, bonuses, benefits and severance payments for persons who also serve as one of our executive officers or as an executive officer of the Adviser, we do not have any executive compensation, making the exemptions listed in (4) and (5) above generally inapplicable.

We cannot predict if investors will find our common stock less attractive because we choose to rely on any of the exemptions discussed above.

As noted above, under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards that have different effective dates for public and private companies until such time as those standards apply to private companies. We have elected to opt out of this transition period, and will therefore comply with new or revised accounting standards on the applicable dates on which the adoption of these standards is required for non-emerging growth companies. This election is irrevocable.

Our UPREIT structure may result in potential conflicts of interest with limited partners in our Operating Partnership whose interests may not be aligned with those of our stockholders.

Our directors and officers have duties to the Company and our stockholders under Maryland law and our charter in connection with their management of the Company. At the same time, we, as general partner, have fiduciary duties under Delaware law to our Operating Partnership and to the limited partners in connection with the management of our Operating Partnership. Our duties as general partner of our Operating Partnership and its partners may come into conflict with the duties of our directors and officers to the Company and our stockholders. Under Delaware law, a general partner of a Delaware limited partnership owes its limited partners the duties of good faith and fair dealing. Other duties, including fiduciary duties, may be modified or eliminated in the partnership's partnership agreement. The partnership agreement of our Operating Partnership provides that, for so long as we own a controlling interest in our Operating Partnership, any conflict that cannot be resolved in a manner not adverse to either our stockholders or the limited partners may be resolved in favor of our stockholders.

Additionally, the partnership agreement expressly limits our liability by providing that we and our officers, directors, agents and employees will not be liable or accountable to our Operating Partnership for losses sustained, liabilities incurred or benefits not derived if we or our officers, directors, agents or employees acted in good faith. In addition, our Operating Partnership is required to indemnify us and our officers, directors, employees, agents and designees to the extent permitted by applicable law from and against any and all claims arising from operations of our Operating Partnership, unless it is established that: (1) the act or omission was material to the matter giving rise to the proceeding and either was committed in bad faith or was the result of active and deliberate dishonesty; (2) the indemnified party received an improper personal benefit in money, property or services; or (3) in the case of a criminal proceeding, the indemnified person had reasonable cause to believe that the act or omission was unlawful.

The provisions of Delaware law that allow the fiduciary duties of a general partner to be modified by a partnership agreement have not been tested in a court of law, and we have not obtained an opinion of counsel covering the provisions set forth in the partnership agreement that purport to waive or restrict our fiduciary duties.

Our results of operations may be adversely affected if we are required to register as an investment company under the Investment Company Act.

We intend to conduct our operations so that neither we, nor our Operating Partnership nor the subsidiaries of our Operating Partnership are "investment companies" under the Investment Company Act. However, there can be no assurance that we and our subsidiaries will be able to successfully avoid operating as an investment company.

A change in the value of any of our assets could negatively affect our ability to maintain our exemption from registration under the Investment Company Act. To maintain compliance with the applicable exception or exemption under the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional assets that we might not otherwise have acquired or may have to forego opportunities to acquire assets that we would otherwise want to acquire and would be important to our investment strategy.

If we were required to register as an investment company but failed to do so, we would become subject to substantial regulation with respect to our capital structure (including our ability to use borrowings), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), and portfolio composition, including disclosure requirements and restrictions with respect to diversification and industry concentration, and other matters. Compliance with the Investment Company Act would, accordingly, limit our ability to make certain investments and require us to significantly restructure our business plan, which could materially adversely affect our NAV and our ability to pay distributions to our stockholders.

We depend on the Adviser to develop appropriate systems and procedures to control operational risk.

Operational risks arising from mistakes made in the confirmation or settlement of transactions, from transactions not being properly booked, evaluated or accounted for or other similar disruption in our operations may cause us to suffer financial losses, the disruption of our business, liability to third parties, regulatory intervention or damage to our reputation. We depend on the Adviser and its affiliates to develop the appropriate systems and procedures to control operational risk. We rely heavily on our financial, accounting, communications and other data processing systems. The ability of our systems to accommodate transactions could also constrain our ability to properly manage our portfolio. Generally, the Adviser will not be liable for losses incurred due to the occurrence of any such errors.

We are subject to the risk that our trading orders may not be executed in a timely and efficient manner due to various circumstances, including, without limitation, systems failure or human error. As a result, we could be unable to achieve the market position selected by the Adviser or might incur a loss in liquidating our positions. Since some of the markets in which we may effect transactions are over-the-counter or interdealer markets, the participants in such markets are typically not subject to credit evaluation or regulatory oversight comparable to that which members of exchange-based markets are subject. We are also exposed to the risk that a counterparty will not settle a transaction in accordance with its terms and conditions, thereby causing us to suffer a loss.

Operational risks may disrupt our businesses, result in losses or limit our growth.

We rely heavily on our and Apollo's financial, accounting, communications and other data processing systems. Such systems may fail to operate properly or become disabled as a result of tampering or a breach of the network security systems or otherwise. In addition, such systems are from time to time subject to cyberattacks. Breaches of Apollo's network security systems could involve attacks that are intended to obtain unauthorized access to our proprietary information or personal identifying information of our stockholders, destroy data or disable, degrade or sabotage our systems, often through the introduction of computer viruses, cyberattacks and other means and could originate from a wide variety of sources, including unknown third parties outside the firm. Although Apollo takes various measures to ensure the integrity of such systems, there can be no assurance that these measures will provide protection. If such systems are compromised, do not operate properly or are disabled, we could suffer financial loss, a disruption of our businesses, liability to investors, regulatory intervention or reputational damage.

In addition, we are highly dependent on information systems and technology. Apollo's information systems and technology may not continue to be able to accommodate our growth, and the cost of maintaining such systems may increase from its current level. Such a failure to accommodate growth, or an increase in costs related to such information systems, could have a material adverse effect on us. Furthermore, we depend on Apollo's headquarters in New York City, where most of Apollo's personnel are located, for the continued operation of our business. A disaster or a disruption in the infrastructure that supports our business, including a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, or directly affecting our headquarters, could have a material adverse impact on our ability to continue to operate our business without interruption. Apollo's disaster recovery programs may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses, if at all.

Finally, we rely on third-party service providers for certain aspects of our business, including for certain information systems, technology and administration. Any interruption or deterioration in the performance of these third parties or failures of their information systems and technology could impair the quality of our operations and could affect our reputation and hence adversely affect our business.

Compliance with the SEC's Regulation Best Interest by participating broker-dealers may negatively impact our ability to raise capital in the Offering, which could harm our ability to achieve our investment objectives.

Broker-dealers are required to comply with Regulation Best Interest, which, among other requirements, establishes a new standard of conduct for broker-dealers and their associated persons when making a recommendation of any securities transaction or investment strategy involving securities to a retail customer. The full impact of Regulation Best Interest on participating broker-dealers cannot be determined at this time, and it may negatively impact whether participating broker-dealers and their associated persons recommend the Offering to certain retail customers. In particular, under SEC guidance concerning Regulation Best Interest, a broker-dealer recommending an investment in our shares should consider a number of factors under the duty of care obligation of Regulation Best Interest, including but not limited to cost and complexity of the investment and reasonably available alternatives, which are likely to exist, may be less costly or have a lower investment risk, in determining whether there is a reasonable basis for the recommendation. Broker-dealers are under a duty of care to evaluate other alternatives in the retail customer's best interest and other alternatives may exist. As a result, high cost, high risk and complex products may be subject to greater scrutiny by broker-dealers. Broker-dealers may recommend a more costly or complex product as long as they have a reasonable basis to believe is in the best interest of a particular retail customer. However, if broker-dealers choose alternatives to our shares, many of which likely exist, such as an investment in listed entities, which may be a reasonable alternative to an investment in us as such investments may feature characteristics like lower cost, nominal commissions at the time of initial purchase, less complexity and lesser or different risks, our ability to raise capital will be adversely affected. If Regulation Best Interest reduces our ability to raise capital in the Offering, it may harm our ability to achieve our objectives.

General Risks Related to Our Investments

Our operating results will be affected by economic and regulatory changes that impact the real estate market in general.

We will be subject to risks generally attributable to the ownership of real property, including:

•
changes in global, national, regional or local economic, demographic or capital market conditions;

•
future adverse national real estate trends, including increasing vacancy rates, declining rental rates and general deterioration of market conditions;
•
changes in supply of or demand for similar properties in a given market or metropolitan area, which could result in rising vacancy rates or decreasing market rental rates;
•
vacancies, fluctuations in the average occupancy and room rates for hotel properties or inability to lease space on favorable terms;
•
increased competition for properties targeted by our investment strategy;
•
bankruptcies, financial difficulties or lease defaults by our tenants;
•
increases in interest rates and lack of availability of financing; and
•
changes in government rules, regulations and fiscal policies, including increases in property taxes, changes in zoning laws, limitations on rental rates, and increasing costs to comply with environmental laws.

All of these factors are beyond our control. Any negative changes in these factors could affect our performance and our ability to meet our obligations and make distributions to stockholders.

Major public health issues, including the COVID-19 pandemic, and related disruptions in the U.S. and global economy and financial markets could adversely impact or disrupt our financial condition and results of operations.

In recent years, the outbreaks of a number of diseases, including avian influenza, H1N1, and other viruses have increased the risk of a pandemic or major public health issues. Since December 2019, COVID-19 and its variants have spread globally, including in the United States, and have continued to adversely impact global economic activity and contribute significant volatility in financial markets.

We believe that our, Apollo's and the Adviser's ability to operate, our level of business activity and the profitability of our business, as well as the values of, and the cash flows from, the assets we may own may be impacted by the effects of COVID-19 and its future variants and could in the future be impacted by another pandemic or other major public health issues. While we and the Adviser plan to implement risk management and contingency plans and have taken preventive measures and other precautions, no predictions of specific scenarios can be made with certainty and such measures may not adequately predict the impact on our business from such events.

The extent of the impact of the COVID-19 pandemic and any other pandemic or major health issue on us will depend on many factors, including the duration and scope of the public health emergency, the actions taken by governmental authorities to contain COVID-19 and other future pandemics and their financial and economic impact, the implementation of travel advisories and restrictions, the efficacy and availability of vaccines, the disparities in vaccination rates and vaccine hesitancy, the rise of new variants and the severity of such variants, the impact of the public health emergency on overall supply and demand, goods and services, consumer confidence and levels of economic activity and the extent of its disruption to global, regional, and local supply chains and economic markets, all of which are uncertain and difficult to assess. Moreover, many risk factors set forth in this annual report on Form 10-K should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic or another major public health issue.

Climate change and regulatory and other efforts to reduce potential climate change impacts and the increased focus on ESG issues could adversely affect our business.

We face a number of risks associated with climate change including both transition and physical risks. The transition risks that could impact our company include those risks related to the impact of U.S. and foreign climate- and ESG-related legislation and regulation intended to reduce greenhouse gas emissions and potential climate change impacts, as well as risks arising from climate- and ESG-related business trends. Moreover, we are subject to risks stemming from the physical impacts of climate change.

New climate change-related regulations or interpretations of existing laws may result in enhanced disclosure obligations that could negatively affect us and materially increase our regulatory burden. Increased regulations generally increase the costs to us, and those higher costs may continue to increase if new laws require additional resources, including spending more time, hiring additional personnel or investing in new technologies.

We also face climate- and ESG-related business trends. Investors are increasingly taking into account ESG factors, including climate risks, diversity, equity and inclusion policies, and corporate governance in determining whether to invest in companies. Additionally, our reputation and investor relationships could be damaged as a result of our involvement with certain industries or assets associated with activities perceived to be causing or exacerbating climate change, or other ESG-related issues, as well as any decisions we make to continue to conduct or change our activities in response to considerations relating to climate change or other ESG-related issues. Conversely, if we avoid involvement with such industries or activities, we may limit our capital deployment opportunities to an extent that adversely affects our business.

Further, significant physical effects of climate change including extreme weather events such as hurricanes or floods can also have an adverse impact on real estate assets that we own or that secure our loans. Additionally, both transition and physical risks associated with climate change could result in increased operating costs for our tenants or our borrowers and could adversely impact our tenants' ability to pay rent or our borrowers' ability to make regular payments of principal and interests. As the effects of climate change increase, we expect the frequency and impact of weather and climate related events and conditions to increase as well. For example, nonseasonal or violent weather events can have a material impact to businesses or properties that focus on tourism or recreational travel.

Our success is dependent on general market and economic conditions.

The real estate industry generally and the success of our investment activities in particular will both be affected by global and national economic and market conditions generally and by the local economic conditions where our properties are located. These factors may affect the level and volatility of real estate prices, which could impair our profitability or result in losses. In addition, general fluctuations in the market prices of securities and interest rates may affect our investment opportunities and the value of our investments. Apollo's financial condition may be adversely affected by a significant economic downturn and it may be subject to legal, regulatory, reputational and other unforeseen risks that could have a material adverse effect on Apollo's businesses and operations (including the Adviser).

A depression, recession or slowdown in the U.S. real estate market or one or more regional real estate markets, and to a lesser extent, the global economy (or any particular segment thereof) would have a pronounced impact on us, the value of our assets and our profitability, impede the ability of our assets to perform under or refinance their existing obligations, and impair our ability to effectively deploy our capital or realize upon investments on favorable terms. We could also be affected by any overall weakening of, or disruptions in, the financial markets. Any of the foregoing events could result in substantial losses to our business, which losses will likely be exacerbated by the presence of leverage in our investments capital structures.

For example, as a result of the 2008 financial crisis, the availability of debt financing secured by commercial real estate had been significantly restricted as a result of tightened lending standards for a prolonged period. As a result of the uncertainties in the credit market, real estate investors were unable to obtain debt financing on attractive terms, which adversely affected investment returns on acquisitions or their ability to make acquisitions or tenant improvements. Any future financial market disruptions (including financial market disruptions related to COVID-19, supply chain disruptions and labor shortages, rising inflation and increase in interest rates or the recent outbreak of geopolitical conflicts among Russia, Belarus and Ukraine and the severe economic sanctions and export controls imposed by the U.S. and other governments against Russia, Belarus and Russian or Belarusian interests) may force us to use a greater proportion of our offering proceeds to finance our acquisitions and fund tenant improvements, reducing the number of acquisitions we would otherwise make.

Certain countries have been susceptible to epidemics and pandemics, most recently COVID-19, which has been designated as a pandemic by the World Health Organization. The outbreak of such epidemics or pandemics, together with the resulting public and private responses, including restrictions on travel or quarantines imposed and implementation of restrictions on operations or protective measures, have had and may in the future have a negative impact on the economy and business activity globally (including in the markets in which we intend to invest), and thereby could adversely affect the performance of our investments. Furthermore, the rapid development of epidemics or pandemics could preclude prediction as to their ultimate adverse impact on economic and market conditions, and, as a result, present material uncertainty and risk with respect to us and the performance of our investments. These epidemics or pandemics could have particularly adverse impacts on certain industries, such as the hospitality and leisure industries, and may also have particular negative effects on certain regions in which we own investments. Moreover, many risk factors set forth in this annual report on Form 10-K may be interpreted as heightened risks as a results of the impact of such epidemics or pandemics.

Recent macroeconomic trends, including inflation and rising interest rates, may adversely affect our business, financial condition and results of operations.

Throughout 2022, inflation in the United States has accelerated and is currently expected to continue at an elevated level in the near-term. Rising inflation could have an adverse impact on any floating rate debt we may incur in the future, and our general and administrative expenses, as these costs could increase at a rate higher than our interest income and other revenue. In response to recent inflationary pressure, the U.S. Federal Reserve and other global central banks have raised interest rates in 2022 and have indicated likely further interest rate increases. To the extent our borrowing costs increase faster than the interest income earned from any floating-rate loans we may own, such increases may adversely affect our cash flows.

Our portfolio may be concentrated in a limited number of industries, geographies or investments.

Our portfolio may be heavily concentrated at any time in only a limited number of industries, geographies or investments, and, as a consequence, our aggregate return may be substantially affected by the unfavorable performance of even a single investment. To the extent the Adviser concentrates our investments in a particular type of asset or geography, our portfolio may become more susceptible to fluctuations in value resulting from adverse economic or business conditions affecting that particular type of asset or geography. Investors have no assurance as to the degree of diversification in our investments, either by geographic region or asset type.

We may change our investment and operational policies without stockholder consent.

Except for changes to the investment restrictions contained in our charter, which require stockholder consent to amend, we may change our investment and operational policies, including our policies with respect to investments, operations, indebtedness, capitalization and distributions, at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier or more highly leveraged than, the types of investments described in this annual report on Form 10-K. Our board of directors also approved very broad investment guidelines with which we must comply, but these guidelines provide the Adviser with broad discretion and can be changed by our board of directors. A change in our investment strategy may, among other things, increase our exposure to real estate market fluctuations, default risk and interest rate risk, all of which could materially affect our results of operations and financial condition.

We may have difficulty selling our properties, which may limit our flexibility and ability to pay distributions.

Because real estate investments are relatively illiquid, it could be difficult for us to promptly sell one or more of our properties on favorable terms. This may limit our ability to change our portfolio quickly in response to adverse changes in the performance of any such property or economic or market trends. In addition, U.S. federal tax laws that impose a 100% excise tax on gains from sales of dealer property by a REIT (generally, property held for sale, rather than investment) could limit our ability to sell properties and may affect our ability to sell properties without adversely affecting returns to our stockholders. These restrictions could adversely affect our results of operations and financial condition.

We face risks associated with property acquisitions.

We intend to acquire properties and portfolios of properties, including large portfolios that could result in changes to our capital structure. Our acquisition activities and their success are subject to the following risks:

•
we may be unable to complete an acquisition after making a non-refundable deposit and incurring certain other acquisition-related costs;
•
we may be unable to obtain financing for acquisitions on commercially reasonable terms or at all;
•
acquired properties may fail to perform as expected;
•
acquired properties may be located in new markets in which we may face risks associated with a lack of market knowledge or understanding of the local economy, lack of business relationships in the area and unfamiliarity with local governmental and permitting procedures; and
•
we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations.

In addition, while we will invest primarily in stabilized, income-oriented real estate, we may also acquire assets that require some amount of capital investment in order to be renovated or repositioned. These investments are generally subject to higher risk of loss than investments in stabilized real estate and there is no guarantee that any renovation or repositioning will be successful, or that the actual costs will not be greater than our estimates.

The sale and disposition of real properties carry certain litigation risks at the property level that may reduce our profitability and our results of operations.

The acquisition, ownership and disposition of real properties carry certain specific litigation risks. Litigation may be commenced with respect to a property acquired by us in relation to activities that took place prior to our acquisition of such property. In addition, at the time of disposition of an individual property, a potential buyer may claim that it should have been afforded the opportunity to purchase the asset or alternatively that such potential buyer should be awarded due diligence expenses incurred or statutory damages for misrepresentation relating to disclosure made, if such buyer is passed over in favor of another as part of our efforts to maximize sale proceeds. Similarly, successful buyers may later sue us under various damage theories, including those sounding in tort, for losses associated with latent defects or other problems not uncovered in due diligence.

Competition in acquiring properties may reduce our profitability and our results of operations.

We face competition from various entities for investment opportunities in properties, including other REITs, pension funds, insurance companies, investment funds and companies, partnerships and developers. In addition to third-party competitors, other programs sponsored by the Adviser and its affiliates, particularly those with investment strategies that overlap with ours, may seek investment opportunities under Apollo's prevailing policies and procedures. Many of these entities may have greater access to capital to acquire properties than we have. Competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. Additionally, disruptions and dislocations in the credit markets could have a material impact on the cost and availability of debt to finance real estate acquisitions, which is a key component of our acquisition strategy. The lack of available debt on reasonable terms or at all could result in a further reduction of suitable investment opportunities and create a competitive advantage for other entities that have greater financial resources than we do. In addition, over the past several years, a number of real estate funds and publicly traded and non-traded REITs have been formed and others have been consolidated (and many such existing funds have grown in size) for the purpose of investing in real estate and/or real estate-related assets. Additional real estate funds, vehicles and REITs with similar investment objectives may be formed in the future by other unrelated parties and further consolidations may occur (resulting in larger funds and vehicles). This competition may cause us to acquire properties and other investments at higher prices or by using less-than-ideal capital structures, and in such case our returns will be lower and the value of our assets may not appreciate or may decrease significantly below the amount we paid for such assets. If such events occur, our results of operations may be impacted.

We may make a substantial amount of joint venture investments, including with Apollo affiliates. Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on the financial condition of our joint venture partners and disputes between us and our joint venture partners.

We may co-invest in the future with Apollo affiliates or third parties in partnerships or other entities that own real estate properties, which we collectively refer to as joint ventures. We likely will acquire non-controlling interests in joint ventures. Even if we have some control in a joint venture, we would not be in a position to exercise sole decision-making authority regarding the joint venture. Investments in joint ventures may, under certain circumstances, involve risks not present were another party not involved, including the possibility that joint venture partners might become bankrupt or fail to fund their required capital contributions. Joint venture partners may have economic or other business interests or goals that are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the joint venture partner would have full control over the joint venture. Disputes between us and joint venture partners may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business. Consequently, actions by or disputes with joint venture partners might result in subjecting properties owned by the joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our joint venture partners.

In addition, in connection with any shared investments in which we participate alongside any Other Apollo Accounts (as defined below), the Adviser may from time to time grant absolutely and/or share with such Other Apollo Accounts certain rights relating to such shared investments for legal, tax, regulatory or other reasons, including, in certain instances, rights with respect to the structuring or sale of such shared investments. There is no guarantee that we will be able to co-invest with any Other Apollo Account. We will not participate in joint ventures in which we do not have or share control to the extent that we believe such participation would potentially threaten our status as a non-investment company exempt from registration under the Investment Company Act. This may prevent us from receiving an allocation with respect to certain investment opportunities that are suitable for both us and one or more Other Apollo Accounts.

If we have a right of first refusal to buy out a joint venture partner, we may be unable to finance such a buy-out if it becomes exercisable or we are required to purchase such interest at a time when it would not otherwise be in our best interest to do so. If our interest is subject to a buy/sell right, we may not have sufficient cash, available borrowing capacity or other capital resources to allow us to elect to purchase an interest of a joint venture partner subject to the buy/sell right, in which case we may be forced to sell our interest as the result of the exercise of such right when we would otherwise prefer to keep our interest. If we buy our joint venture partner's interest we will have increased exposure in the underlying investment. The price we use to buy our joint venture partner's interest or sell our interest is typically determined by negotiations between us and our joint venture partner and there is no assurance that such price will be representative of the value of the underlying property or equal to our then-current valuation of our interest in the joint venture that is used to calculate our NAV. Finally, we may not be able to sell our interest in a joint venture if we desire to exit the venture for any reason or if our interest is likewise subject to a right of first refusal of our joint venture partner, our ability to sell such interest may be adversely impacted by such right. Joint ownership arrangements with Apollo affiliates may also entail further conflicts of interest.

Some additional risks and conflicts related to our joint venture investments (including joint venture investments with Apollo affiliates) include:

•
the joint venture partner may have economic or other interests that are inconsistent with our interests, including interests relating to the financing, management, operation, leasing or sale of the assets purchased by such joint venture;
•
tax, Investment Company Act and other regulatory requirements applicable to the joint venture partner may cause it to want to take actions contrary to our interests. For example, if the joint venture partner conducts its operations so as to not be an investment company by complying with the requirements under Section 3(a)(1)(C) of the Investment Company Act or seeks to have some or all of its investments in majority-owned subsidiaries that qualify for the exclusion pursuant to Section 3(c)(5)(C) of the Investment Company Act, such joint venture partner could seek to dispose of or continue to hold joint venture investments for reasons other than the business case of particular assets, which could be at odds with us;
•
the joint venture partner may have joint control of the joint venture even in cases where its economic stake in the joint venture is significantly less than ours;
•
under the joint venture arrangement, neither we nor the joint venture partner will be in a position to unilaterally control the joint venture, and deadlocks may occur. Such deadlocks could adversely impact the operations and profitability of the joint venture, including as a result of the inability of the joint venture to act quickly in connection with a potential acquisition or disposition. In addition, depending on the governance structure of such joint venture partner, decisions of such vehicle may be subject to approval by individuals who are independent of Apollo;
•
under the joint venture arrangement, we and the joint venture partner may have a buy/sell right and, as a result of an impasse that triggers the exercise of such right, we may be forced to sell our investment in the joint venture, or buy the joint venture partner's share of the joint venture at a time when it would not otherwise be in our best interest to do so; and

•
our participation in investments in which a joint venture partner participates will be less than what our participation would have been had such other vehicle not participated, and because there may be no limit on the amount of capital that such joint venture partner can raise, the degree of our participation in such investments may decrease over time.

Furthermore, we may have conflicting fiduciary obligations if we acquire properties with our affiliates or other related entities; as a result, in any such transaction we may not have the benefit of arm's-length negotiations of the type normally conducted between unrelated parties.

"Other Apollo Accounts" means investment funds, REITs, vehicles, accounts, products and/or other similar arrangements sponsored, advised, and/or managed by Apollo or its affiliates, whether currently in existence or subsequently established (in each case, including any related successor funds, alternative vehicles, supplemental capital vehicles, surge funds, over-flow funds, co-investment vehicles and other entities formed in connection with Apollo or its affiliates side-by-side or additional general partner investments with respect thereto).

Acquiring or attempting to acquire multiple properties in a single transaction may adversely affect our operations.

From time to time, we may acquire multiple properties in a single transaction. Portfolio acquisitions typically are more complex and expensive than single-property acquisitions, and the risk that a multiple-property acquisition does not close may be greater than in a single-property acquisition. Portfolio acquisitions may also result in us owning investments in geographically dispersed markets, placing additional demands on the Adviser in managing the properties in the portfolio. In addition, a seller may require that a group of properties be purchased as a package even though we may not want to purchase one or more properties in the portfolio. In these situations, if we are unable to identify another person or entity to acquire the unwanted properties, we may be required to operate or attempt to dispose of these properties. We also may be required to accumulate a large amount of cash to fund such acquisitions. We would expect the returns that we earn on such cash to be less than the returns on investments in real property. Therefore, acquiring multiple properties in a single transaction may reduce the overall yield on our portfolio.

In the event we obtain options to acquire properties, we may lose the amount paid for such options whether or not the underlying property is purchased.

We may obtain options to acquire certain properties. The amount paid for an option, if any, is normally surrendered if the property is not purchased and may or may not be credited against the purchase price if the property is purchased. Any unreturned option payments will reduce the amount of cash available for further investments or distributions to our stockholders.

In our due diligence review of potential investments, we may rely on third-party consultants and advisors and representations made by sellers of potential portfolio properties, and we may not identify all relevant facts that may be necessary or helpful in evaluating potential investments.

Before making investments, the Adviser will typically conduct due diligence that we deem reasonable and appropriate based on the facts and circumstances applicable to each investment. Due diligence may entail evaluation of important and complex business, financial, tax, accounting, environmental and legal issues. Outside consultants, legal advisors, accountants, investment banks and other third parties may be involved in the due diligence process to varying degrees depending on the type of investment, the costs of which will be borne by us. Such involvement of third-party advisors or consultants may present a number of risks primarily relating to the Adviser's reduced control of the functions that are outsourced. In addition, if the Adviser is unable to timely engage third-party providers, the ability to evaluate and acquire more complex targets could be adversely affected. When conducting due diligence and making an assessment regarding a potential investment, the Adviser will rely on the resources available to it, including information provided by the target of the investment and, in some circumstances, third-party investigations. The due diligence investigation that the Adviser carry out with respect to any investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity. Moreover, such an investigation will not necessarily result in the investment being successful. There can be no assurance that attempts to provide downside protection with respect to investments, including pursuant to risk management procedures described in this annual report on Form 10-K, will achieve their desired effect and potential investors should regard an investment in us as being speculative and having a high degree of risk.

There can be no assurance that the Adviser will be able to detect or prevent irregular accounting, employee misconduct or other fraudulent practices during the due diligence phase or during our efforts to monitor the investment on an ongoing basis or that any risk management procedures implemented by us will be adequate. In the event of fraud by the seller of any portfolio property, we may suffer a partial or total loss of capital invested in that property. An additional concern is the possibility of material misrepresentation or omission on the part of the seller. Such inaccuracy or incompleteness may adversely affect the value of our investments in such portfolio property. We will rely upon the accuracy and completeness of representations made by sellers of portfolio properties in the due diligence process to the extent reasonable when we make our investments, but cannot guarantee such accuracy or completeness.

We rely on property managers to operate our properties and leasing agents to lease vacancies in our properties.

The Adviser hires property managers to manage our properties and leasing agents to lease vacancies in our properties. The property managers will have significant decision-making authority with respect to the management of our properties. We will be particularly dependent on property managers of any hospitality and leisure properties we invest in. Our ability to direct and control how our properties are managed on a day-to-day basis may be limited because we will engage other parties to perform this function. Thus, the success of our business may depend in large part on the ability of our property managers to manage the day-to-day operations and the ability of our leasing agents to lease vacancies in our properties. Any adversity experienced by, or problems in our relationship with, our property managers or leasing agents could adversely impact the operation and profitability of our properties.

We depend on tenants for our revenue, and therefore our revenue is dependent on the success and economic viability of our tenants. Our reliance on single or significant tenants in certain buildings may decrease our ability to lease vacated space.

We expect that rental income from real property will, directly or indirectly, constitute a significant portion of our income. Delays in collecting accounts receivable from tenants could adversely affect our cash flows and financial condition. In addition, the inability of a single major tenant or a number of smaller tenants to meet their rental obligations would adversely affect our income. Therefore, our financial success will be indirectly dependent on the success of the businesses operated by the tenants in our properties or in the properties securing loans we may own. The weakening of the financial condition of or the bankruptcy or insolvency of a significant tenant or a number of smaller tenants and vacancies caused by defaults of tenants or the expiration of leases may adversely affect our operations and our ability to pay distributions.

Generally, under U.S. bankruptcy law, a debtor tenant has 120 days to exercise the option of assuming or rejecting the obligations under any unexpired lease for nonresidential real property, which period may be extended once by the bankruptcy court for an additional 90 days. If the tenant assumes its lease, the tenant must cure all defaults under the lease and may be required to provide adequate assurance of its future performance under the lease. If the tenant rejects the lease, we will have a claim against the tenant's bankruptcy estate. Although rent owing for the period between filing for bankruptcy and rejection of the lease may be afforded administrative expense priority and paid in full, pre-bankruptcy arrears and amounts owing under the remaining term of the lease will be afforded general unsecured claim status (absent collateral securing the claim). Moreover, amounts owing under the remaining term of the lease will be capped. Other than equity and subordinated claims, general unsecured claims are the last claims paid in a bankruptcy and therefore funds may not be available to pay such claims in full.

Some of our properties may be leased to a single or significant tenant and, accordingly, may be suited to the particular or unique needs of such tenant. We may have difficulty replacing such a tenant if the floor plan of the vacant space limits the types of businesses that can use the space without major renovation. In addition, the resale value of the property could be diminished because the market value of a particular property will depend principally upon the value of the leases of such property.

We may be unable to renew leases as leases expire.

We may not be able to lease properties that are vacant or become vacant because a tenant decides not to renew its lease or by the continued default of a tenant under its lease. In addition, certain of the properties we acquire may have some level of vacancy at the time of acquisition. Certain other properties may be specifically suited to the particular needs of a tenant and may become vacant after we acquire them. Even if a tenant renews its lease or we enter into a lease with a new tenant, the terms of the new lease may be less favorable than the terms of the old lease. In addition, the resale value of the property could be diminished because the market value may depend principally upon the value of the property's leases. If we are unable to promptly renew or enter into new leases, or if the rental rates are lower than expected, our results of operations and financial condition will be adversely affected. For example, following the termination or expiration of a tenant's lease there may be a period of time before we will begin receiving rental payments under a replacement lease. During that period, we will continue to bear fixed expenses such as interest, real estate taxes, maintenance, security, repairs and other operating expenses. In addition, declining economic conditions may impair our ability to attract replacement tenants and achieve rental rates equal to or greater than the rents paid under previous leases. Increased competition for tenants may require us to make capital improvements to properties which would not have otherwise been planned. Any unbudgeted capital improvements that we undertake may divert cash that would otherwise be available for distributions or for satisfying repurchase requests. Ultimately, to the extent that we are unable to renew leases or re-let space as leases expire, decreased cash flow from tenants will result, which could adversely impact our operating results.

We may be required to expend funds to correct defects or to make improvements before a tenant can be found for a property at an attractive lease rate or an investment in a property can be sold. No assurance can be given that we will have funds available to correct those defects or to make those improvements. In acquiring a property, we may agree to lock-out provisions that materially restrict us from selling that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed on that property. These factors and others that could impede our ability to respond to adverse changes in the performance of our properties could significantly affect our financial condition and operating results.

Leases with retail properties' tenants may restrict us from re-leasing space.

Most leases with retail tenants contain provisions giving the particular tenant the exclusive right to sell particular types of merchandise or provide specific types of services within the particular retail center. These provisions may limit the number and types of prospective tenants interested in leasing space in a particular retail property.

Our properties will face significant competition.

We may face significant competition from owners, operators and developers of properties. Substantially all of our properties will face competition from similar properties in the same market. This competition may affect our ability to attract and retain tenants and may reduce the rents we are able to charge. These competing properties may have vacancy rates higher than our properties, which may result in their owners being willing to lease available space at lower prices than the space in our properties. If one of our properties were to lose an anchor tenant, this could impact the leases of other tenants, who may be able to modify or terminate their leases as a result.

Our properties may be leased at below-market rates under long-term leases.

We may seek to negotiate longer-term leases to reduce the cash flow volatility associated with lease rollovers, provided that contractual rent increases are included. In addition, where appropriate, we will seek leases that provide for operating expenses, or expense increases, to be paid by the tenants. These leases may allow tenants to renew the lease with pre-defined rate increases. If we do not accurately judge the potential for increases in market rental rates, we may set the rental rates of these long-term leases at levels such that even after contractual rental increases, the resulting rental rates are less than then-current market rental rates. Further, we may be unable to terminate those leases or adjust the rent to then-prevailing market rates. As a result, our income and distributions to our stockholders could be lower than if we did not enter into long-term leases.

We depend on the availability of public utilities and services, especially for water and electric power. Any reduction, interruption or cancellation of these services may adversely affect us.

Public utilities, especially those that provide water and electric power, are fundamental for the sound operation of our assets. The delayed delivery or any material reduction or prolonged interruption of these services could allow tenants to terminate their leases or result in an increase in our costs, as we may be forced to use backup generators, which also could be insufficient to fully operate our facilities and could result in our inability to provide services.

We may experience material losses or damage related to our properties and such losses may not be covered by insurance.

We may experience losses related to our properties arising from natural disasters and acts of God, vandalism or other crime, faulty construction or accidents, fire, war, acts of terrorism or other catastrophes. We plan to carry insurance covering our properties under policies the Adviser deems appropriate. The Adviser will select policy specifications and insured limits that it believes to be appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. Insurance policies on our properties may include some coverage for losses that are generally catastrophic in nature, such as losses due to terrorism, earthquakes and floods, but there is no assurance that it will be adequate to cover all losses and some of our policies will be insured subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses. In general, losses related to terrorism are becoming harder and more expensive to insure against. Most insurers are excluding terrorism coverage from their all-risk policies. In some cases, the insurers are offering significantly limited coverage against terrorist acts for additional premiums, which can greatly increase the total costs of casualty insurance for a property. As a result, not all investments may be insured against terrorism. If we or one or more of our tenants experience a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged.

We could become subject to liability for environmental violations, regardless of whether we caused such violations.

We could become subject to liability in the form of fines or damages for noncompliance with environmental laws and regulations. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid hazardous materials, the remediation of contaminated property associated with the disposal of solid and hazardous materials and other health and safety-related concerns. Some of these laws and regulations may impose joint and several liability on tenants, owners or managers for the costs of investigation or remediation of contaminated properties, regardless of fault or the legality of the original disposal. Under various federal, state and local environmental laws, ordinances, and regulations, a current or former owner or manager of real property may be liable for the cost to remove or remediate hazardous or toxic substances, wastes, or petroleum products on, under, from, or in such property. These costs could be substantial and liability under these laws may attach whether or not the owner or manager knew of, or was responsible for, the presence of such contamination. Even if more than one person may have been responsible for the contamination, each liable party may be held entirely responsible for all of the clean-up costs incurred.

In addition, third parties may sue the owner or manager of a property for damages based on personal injury, natural resources, or property damage and/or for other costs, including investigation and clean-up costs, resulting from the environmental contamination. The presence of contamination on one of our properties, or the failure to properly remediate a contaminated property, could give rise to a lien in favor of the government for costs it may incur to address the contamination, or otherwise adversely affect our ability to sell or lease the property or borrow using the property as collateral. In addition, if contamination is discovered on our properties, environmental laws may impose restrictions on the manner in which the property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants. There can be no assurance that future laws, ordinances or regulations will not impose any material environmental liability, or that the environmental condition of our properties will not be affected by the operations of the tenants, by the existing condition of the land, by operations in the vicinity of the properties. There can be no assurance that these laws, or changes in these laws, will not have a material adverse effect on our business, results of operations or financial condition.

Our costs associated with complying with the Americans with Disabilities Act of 1990 (the "ADA") may affect cash available for distributions.

Any domestic properties we acquire will generally be subject to the ADA. Under the ADA, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The ADA has separate compliance requirements for "public accommodations" and "commercial facilities" that generally require that buildings and services be made accessible and available to people with disabilities. The ADA's requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. We may not acquire properties that comply with the ADA or we may not be able to allocate the burden on the seller or other third-party, such as a tenant, to ensure compliance with the ADA in all cases.

The properties we acquire will be subject to property taxes that may increase in the future, which could adversely affect our cash flow.

Any properties we acquire will be subject to real and personal property taxes that may increase as property tax rates change and as the properties are assessed or reassessed by taxing authorities. Some of our leases may provide that the property taxes, or increases therein, are charged to the lessees as an expense related to the properties that they occupy. As the owner of the properties, however, we are ultimately responsible for payment of the taxes to the government. If property taxes increase, our tenants may be unable to make the required tax payments, ultimately requiring us to pay the taxes. In addition, we will generally be responsible for property taxes related to any vacant space. If we purchase residential properties, the leases for such properties typically will not allow us to pass through real estate taxes and other taxes to residents of such properties. Consequently, any tax increases may adversely affect our results of operations at such properties.

We may be adversely affected by trends in the office real estate industry.

Some businesses are rapidly evolving to make employee telecommuting, flexible work schedules, open workplaces and teleconferencing increasingly common. These practices enable businesses to reduce their space requirements. A continuation of the movement towards these practices could over time erode the overall demand for office space and, in turn, place downward pressure on occupancy, rental rates and property valuations, each of which could have an adverse effect on our financial position, results of operations, cash flows and ability to make expected distributions to our stockholders.

Our retail tenants will face competition from numerous retail channels.

Retailers leasing our properties will face continued competition from discount or value retailers, factory outlet centers, wholesale clubs, mail order catalogues and operators, television shopping networks and shopping via the internet. Such competition could adversely affect our tenants and, consequently, our revenues and funds available for distribution.

Retail properties depend on anchor tenants to attract shoppers and could be adversely affected by the loss of a key anchor tenant.

We may acquire retail properties in the future. Retail properties, like other properties, are subject to the risk that tenants may be unable to make their lease payments or may decline to extend a lease upon its expiration. A lease termination by a tenant that occupies a large area of a retail center (commonly referred to as an anchor tenant) could impact leases of other tenants. Other tenants may be entitled to modify the terms of their existing leases in the event of a lease termination by an anchor tenant, or the closure of the business of an anchor tenant that leaves its space vacant even if the anchor tenant continues to pay rent. Any such modifications or conditions could be unfavorable to us as the property owner and could decrease rents or expense recoveries. Additionally, major tenant closures may result in decreased customer traffic, which could lead to decreased sales at other stores. In the event of default by a tenant or anchor store, we may experience delays and costs in enforcing our rights as landlord to recover amounts due to us under the terms of our agreements with those parties.

Our industrial tenants may be adversely affected by a decline in manufacturing activity in the United States.

Fluctuations in manufacturing activity in the United States may adversely affect our industrial tenants and therefore the demand for and profitability of our industrial properties. Trade agreements with foreign countries have given employers the option to utilize less expensive foreign manufacturing workers. Outsourcing manufacturing activities could reduce the demand for U.S. workers, thereby reducing the profitability of our industrial tenants and the demand for and profitability of our industrial properties.

We could be negatively impacted by the condition of Fannie Mae or Freddie Mac and by changes in government support for multifamily housing.

Fannie Mae and Freddie Mac are a major source of financing for multifamily real estate in the United States. We expect to utilize loan programs sponsored by these entities as a key source of capital to finance our growth and our operations. In September 2008, the U.S. government increased its control of Fannie Mae and Freddie Mac and placed both companies into a government conservatorship under the Federal Housing Finance Agency. In December 2009, the U.S. Treasury increased its financial support for these conservatorships. In February 2011, the Obama administration released its blueprint for winding down Fannie Mae and Freddie Mac and for reforming the system of housing finance. Since that time, members of Congress have introduced and Congressional committees have considered a substantial number of bills that include comprehensive or incremental approaches to winding down Fannie Mae and Freddie Mac or changing their purposes, businesses or operations. A decision by the U.S. government to eliminate or downscale Fannie Mae or Freddie Mac or to reduce government support for multifamily housing more generally may adversely affect interest rates, capital availability, development of multifamily communities and the value of multifamily assets and, as a result, may adversely affect our future growth and operations. Any potential reduction in loans, guarantees and credit-enhancement arrangements from Fannie Mae and Freddie Mac could jeopardize the effectiveness of the multifamily sector's derivative securities market, potentially causing breaches in loan covenants, and through reduced loan availability, impact the value of multifamily assets, which could impair the value of a significant portion of multifamily communities. Specifically, the potential for a decrease in liquidity made available to the multifamily sector by Fannie Mae and Freddie Mac could:

•
make it more difficult for us to secure new takeout financing for any multifamily development projects we acquire;

•
hinder our ability to refinance any completed multifamily assets;
•
decrease the amount of available liquidity and credit that could be used to broaden our portfolio through the acquisition of multifamily assets; and
•
require us to obtain other sources of debt capital with potentially different terms.

Short-term multifamily community leases associated with any multifamily residential properties we acquire may expose us to the effects of declining market rent and could adversely impact our ability to make cash distributions to our stockholders.

We expect that, to the extent that we invest in any multifamily residential properties, substantially all of our multifamily community leases will be on a short-term basis. Because these leases generally permit the residents to leave at the end of the lease term without penalty, our rental revenues may be impacted by declines in market rents more quickly than if our leases were for longer terms.

Increased levels of unemployment could adversely affect the occupancy and rental rates of any multifamily residential properties we acquire.

Increased levels of unemployment in multifamily markets could significantly decrease occupancy and rental rates. In times of increasing unemployment, multifamily occupancy and rental rates have historically been adversely affected by:

•
rental residents deciding to share rental units and therefore rent fewer units;
•
potential residents moving back into family homes or delaying leaving family homes;
•
a reduced demand for higher-rent units;
•
a decline in household formation;
•
persons enrolled in college delaying leaving college or choosing to proceed to or return to graduate school in the absence of available employment;
•
the inability or unwillingness of residents to pay rent increases; and
•
increased collection losses.

These factors generally have contributed to lower rental rates. To the extent that we invest in any multifamily residential properties, our results of operations, financial condition and ability to make distributions to our stockholders may be adversely affected if these factors do not improve or worsen.

If any credit market disruptions or economic slowdowns occur, any investments in multifamily residential properties may face increased competition from single-family homes and condominiums for rent, which could limit our ability to retain residents, lease apartment units or increase or maintain rents.

Any multifamily communities in which we invest may compete with numerous housing alternatives in attracting residents, including single-family homes and condominiums available for rent. Such competitive housing alternatives may become more prevalent in a particular area in the event of any tightening of mortgage lending underwriting criteria, homeowner foreclosures, declines in single-family home and condominium sales or lack of available credit. The number of single-family homes and condominiums for rent in a particular area could limit our ability to retain residents, lease apartment units or increase or maintain rents.

The multifamily residential properties in which we invest must comply with the Fair Housing Amendment of 1988.

The multifamily residential properties in which we invest domestically, if any, must comply with the Fair Housing Amendment Act of 1988 ("FHAA") which requires that multifamily communities first occupied after March 13, 1991 be accessible to handicapped residents and visitors. Compliance with the FHAA could require removal of structural barriers to handicapped access in a community, including the interiors of apartment units covered under the FHAA. Recently there has been heightened scrutiny of multifamily housing communities for compliance with the requirements of the FHAA and the ADA and an increasing number of substantial enforcement actions and private lawsuits have been brought against multifamily communities to ensure compliance with these requirements. Noncompliance with the FHAA and the ADA could result in the imposition of fines, awards of damages to private litigants, payment of attorneys' fees and other costs to plaintiffs, substantial litigation costs and substantial costs of remediation.

The hospitality or leisure industry is seasonal.

The hospitality or leisure industry is seasonal in nature. Seasonal slowdown is generally in the third quarter and, to a lesser extent, in the fourth quarter of each year. As a result of the seasonality of the hospitality or leisure industry, there will likely be quarterly fluctuations in results of operations of any hospitality or leisure properties that we may own. In addition, any such properties that we may own may be adversely affected by factors outside our control, such as extreme weather conditions or natural disasters, terrorist attacks or alerts, outbreaks of contagious diseases, airline strikes, economic factors and other considerations affecting travel.

The hospitality or leisure market is highly competitive and generally subject to greater volatility than our other market segments.

The hospitality or leisure business is highly competitive and influenced by factors such as general and local economic conditions, location, room rates, quality, service levels, reputation and reservation systems, among many other factors. There are many competitors in this market, and these competitors may have substantially greater marketing and financial resources than those available to us. Competition also comes from non-traditional hospitality sources, such as home-sharing platforms. This competition, along with other factors, such as over-building in the hospitality or leisure industry and certain deterrents to traveling, may increase the number of rooms available and may decrease the average occupancy and room rates of our hospitality or leisure properties. The demand for rooms at any hospitality or leisure properties that we may acquire will change much more rapidly than the demand for space at other properties that we acquire. This volatility in room demand and occupancy rates could have a material adverse effect on our financial condition, results of operations and ability to pay distributions to stockholders.

Investments in real estate-related debt securities are subject to risks including various creditor risks and early redemption features which may materially adversely affect our results of operations and financial condition.

The debt securities and other interests in which we may invest may include secured or unsecured debt at various levels of an issuer's capital structure. The debt securities in which we may invest may not be protected by financial covenants or limitations upon additional indebtedness, may be illiquid or have limited liquidity, and may not be rated by a credit rating agency. Debt securities are also subject to other creditor risks, including (i) the possible invalidation of an investment transaction as a "fraudulent conveyance" under relevant creditors' rights laws, (ii) so-called lender liability claims by the issuer of the obligation and (iii) environmental liabilities that may arise with respect to collateral securing the obligations. Our investments may be subject to early redemption features, refinancing options, pre-payment options or similar provisions which, in each case, could result in the issuer repaying the principal on an obligation held by us earlier than expected, resulting in a lower return to us than anticipated or reinvesting in a new obligation at a lower return to us.

Our debt investments face prepayment risk and interest rate fluctuations that may adversely affect our results of operations and financial condition.

During periods of declining interest rates, the issuer of a security or borrower under a loan may exercise its option to prepay principal earlier than scheduled, forcing us to reinvest the proceeds from such prepayment in lower yielding securities or loans, which may result in a decline in our return. Debt investments frequently have call features that allow the issuer to redeem the security at dates prior to its stated maturity at a specified price (typically greater than par) only if certain prescribed conditions are met. An issuer may choose to redeem a debt security if, for example, the issuer can refinance the debt at a lower cost due to declining interest rates or an improvement in the credit standing of the issuer. In addition, the market price of our investments will change in response to changes in interest rates and other factors. During periods of declining interest rates, the market price of fixed-rate debt investments generally rises. Conversely, during periods of rising interest rates, the market price of such investments generally declines. For example, in response to recent inflationary pressure, the U.S. Federal Reserve and other global central banks have raised interest rates in 2022 and have indicated likely further interest rate increases. The magnitude of these fluctuations in the market price of debt investments is generally greater for securities with longer maturities. Additionally, such risk may be greater during the current period of historically low interest rates.

Reinvestment risk could affect the price for our shares or their overall returns.

Reinvestment risk is the risk that income from our portfolio will decline if we invest the proceeds from matured, traded or called securities at market interest rates that are below our securities portfolio's current earnings rate. A decline in income could affect the market price for our shares or their overall returns.

Debt-oriented real estate investments face a number of general market-related risks that can affect the creditworthiness of issuers, and modifications to certain loan structures and market terms make it more difficult to monitor and evaluate investments.

We will invest in real estate-related debt investments. Any deterioration of real estate fundamentals generally, and in the United States in particular, could negatively impact our performance by making it more difficult for issuers to satisfy their debt payment obligations, increasing the default risk applicable to issuers, and/or making it relatively more difficult for us to generate attractive risk-adjusted returns. Changes in general economic conditions will affect the creditworthiness of issuers and may include economic and/or market fluctuations, changes in environmental and zoning laws, casualty or condemnation losses, regulatory limitations on rents, decreases in property values, changes in the appeal of properties to tenants, changes in supply and demand, fluctuations in real estate fundamentals (including average occupancy and room rates for hotel properties), changes in building, environmental and other laws, energy and supply shortages, various uninsured or uninsurable risks, natural disasters, changes in government regulations (such as rent control), changes in real property tax rates and operating expenses, changes in interest rates, changes in the availability of debt financing and/or mortgage funds which may render the sale or refinancing of properties difficult or impracticable, increased mortgage defaults, increases in borrowing rates, negative developments in the economy that depress travel activity, demand and/or real estate values generally and other factors that are beyond the control of the Adviser. The Adviser cannot predict whether economic conditions generally, and the conditions for real estate debt investing in particular, will deteriorate in the future. Declines in the performance of the U.S. and global economies or in the real estate debt markets could have a material adverse effect on our investment activities. In addition, market conditions relating to real estate debt investments have evolved since the financial crisis, which has resulted in a modification to certain loan structures and/or market terms. For example, it has become increasingly difficult for real estate debt investors in certain circumstances to receive full transparency with respect to underlying investments because transactions are often effectuated on an indirect basis through pools or conduit vehicles rather than directly with the borrower. Any such changes in loan structures and/or market terms may make it more difficult for us to monitor and evaluate investments.

The operating and financial risks of issuers and the underlying default risk across capital structures may adversely affect our results of operations and financial condition.

Our securities investments involve credit or default risk, which is the risk that an issuer or borrower will be unable to make principal and interest payments on its outstanding debt when due. The risk of default and losses on real estate-related debt instruments will be affected by a number of factors, including global, regional and local economic conditions, interest rates, the commercial real estate market in general, an issuer's equity and the financial circumstances of the issuer, as well as general economic conditions. Such default risk will be heightened to the extent we make relatively junior investments in an issuer's capital structure since such investments are structurally subordinate to more senior tranches in such issuer's capital structure, and our overall returns would be adversely affected to the extent one or more issuers is unable to meet its debt payment obligations when due. To the extent we hold an equity or "mezzanine" interest in any issuer that is unable to meet its debt payment obligations, such equity or mezzanine interest could become subordinated to the rights of such issuer's creditors in a bankruptcy. See "—We may invest in subordinated debt, which is subject to greater credit risk than senior debt" below. Furthermore, the financial performance of one or more issuers could deteriorate as a result of, among other things, adverse developments in their businesses, changes in the competitive environment or an economic downturn. As a result, underlying properties or issuers that we expected to be stable may operate, or expect to operate, at a loss or have significant fluctuations in ongoing operating results, may otherwise have a weak financial condition or be experiencing financial distress and subject our investments to additional risk of loss and default.

We may invest in high-yield securities which are generally subject to more risk than higher rated securities.

Debt securities that are, at the time of purchase, rated below investment grade (below Baa by Moody's and below BBB by S&P and Fitch), an equivalent rating assigned by another nationally recognized statistical rating organization or unrated but judged by the Adviser to be of comparable quality are commonly referred to as "high-yield" securities or "junk bonds."

Investments in high-yield securities generally provide greater income and increased opportunity for capital appreciation than investments in higher quality securities, but they also typically entail greater price volatility and principal and income risk, including the possibility of issuer default and bankruptcy. High-yield securities are regarded as predominantly speculative with respect to the issuer's continuing ability to meet principal and interest payments. Debt securities in the lowest investment grade category also may be considered to possess some speculative characteristics by certain rating agencies. In addition, analysis of the creditworthiness of issuers of high-yield securities may be more complex than for issuers of higher quality securities.

High-yield securities may be more susceptible to real or perceived adverse economic and competitive industry conditions than investment grade securities. A projection of an economic downturn or of a period of rising interest rates, for example, could cause a decline in high-yield security prices because the advent of a recession could lessen the ability of an issuer to make principal and interest payments on its debt obligations. If an issuer of high-yield securities defaults, in addition to risking non-payment of all or a portion of interest and principal, we may incur additional expenses to seek recovery. The market prices of high-yield securities structured as zero-coupon, step-up or payment-in-kind securities will normally be affected to a greater extent by interest rate changes, and therefore tend to be more volatile than the prices of securities that pay interest currently and in cash.

The secondary market on which high-yield securities are traded may be less liquid than the market for investment grade securities. Less liquidity in the secondary trading market could adversely affect the price at which we could sell a high-yield security, and could adversely affect the NAV of our shares. Adverse publicity and investor perceptions, whether or not based on fundamental analysis, may decrease the values and liquidity of high-yield securities, especially in a thinly-traded market. When secondary markets for high-yield securities are less liquid than the market for investment grade securities, it may be more difficult to value the securities because such valuation may require more research, and elements of judgment may play a greater role in the valuation because there is less reliable, objective data available. During periods of thin trading in these markets, the spread between bid and asked prices is likely to increase significantly and we may have greater difficulty selling our portfolio securities. We will be more dependent on the Adviser's research and analysis when investing in high-yield securities.

Some of our securities investments may become distressed, which securities would have a high risk of default and may be illiquid.

While it is generally anticipated that our real estate-related investments will focus primarily on investments in non-distressed CMBS and other debt investments (based on our belief that there is not a low likelihood of repayment), our investments may become distressed following our acquisition thereof. During an economic downturn or recession, securities of financially troubled or operationally troubled issuers are more likely to go into default than securities of other issuers. Securities of financially troubled issuers and operationally troubled issuers are less liquid and more volatile than securities of companies not experiencing financial difficulties. The market prices of such securities are subject to erratic and abrupt market movements and the spread between bid and asked prices may be greater than normally expected. Investment in the securities of financially troubled issuers and operationally troubled issuers involves a high degree of credit and market risk.

These financial difficulties may never be overcome and may cause issuers to become subject to bankruptcy or other similar administrative proceedings. There is a possibility that we may incur substantial or total losses on our investments and in certain circumstances, subject us to certain additional potential liabilities that may exceed the value of our original investment therein. In any reorganization or liquidation proceeding relating to our investments, we may lose our entire investment, may be required to accept cash or securities with a value less than our original investment and/or may be required to accept payment over an extended period of time. Furthermore, bankruptcy laws and similar laws applicable to administrative proceedings may delay our ability to realize on collateral for loan positions we held, or may adversely affect the priority of such loans through doctrines such as equitable subordination or may result in a restructure of the debt through principles such as the "cramdown" provisions of the bankruptcy laws.

We may invest in commercial mortgage loans which are non-recourse in nature and include limited options for financial recovery in the event of default; an event of default may adversely affect our results of operations and financial condition.

We may invest from time to time in commercial mortgage loans, including mezzanine loans and B-notes, which are secured by multifamily, commercial or other properties and are subject to risks of delinquency and foreclosure and risks of loss. Commercial real estate loans are generally not fully amortizing, which means that they may have a significant principal balance or balloon payment due on maturity. Full satisfaction of the balloon payment by a commercial borrower is heavily dependent on the availability of subsequent financing or a functioning sales market, as well as other factors such as the value of the property, the level of prevailing mortgage rates, the borrower's equity in the property and the financial condition and operating history of the property and the borrower. In certain situations, and during periods of credit distress, the unavailability of real estate financing may lead to default by a commercial borrower. In addition, in the absence of any such takeout financing, the ability of a borrower to repay a loan secured by an income-producing property will depend upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower's ability to repay the loan may be impaired. Furthermore, we may not have the same access to information in connection with investments in commercial mortgage loans, either when investigating a potential investment or after making an investment, as compared to publicly traded securities.

Commercial mortgage loans are usually non-recourse in nature. Therefore, if a commercial borrower defaults on the commercial mortgage loan, then the options for financial recovery are limited in nature. To the extent the underlying default rates with respect to the pool or tranche of commercial real estate loans in which we directly or indirectly invest increase, the performance of our investments related thereto may be adversely affected. Default rates and losses on commercial mortgage loans will be affected by a number of factors, including global, regional and local economic conditions in the area where the mortgage properties are located, the borrower's equity in the mortgage property and the financial circumstances of the borrower. A continued decline in specific commercial real estate markets and property valuations may result in higher delinquencies and defaults and potentially foreclosures. In the event of default, the lender will have no right to assets beyond collateral attached to the commercial mortgage loan. The overall level of commercial mortgage loan defaults remains significant and market values of the underlying commercial real estate remain distressed in many cases. It has also become increasingly difficult for lenders to dispose of foreclosed commercial real estate without incurring substantial investment losses, ultimately leading to a decline in the value of such investments.

In the event of any default under a mortgage or real estate loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage or real estate loan, which could have a material adverse effect on our profitability. In the event of the bankruptcy of a mortgage or real estate loan borrower, the mortgage or real estate loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage or real estate loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Additionally, in the event of a default under any senior debt, the junior or subordinate lender generally forecloses on the equity, purchases the senior debt or negotiates a forbearance or restructuring arrangement with the senior lender in order to preserve its collateral.

We may invest in structured products that may include structural and legal risks.

We may invest from time to time in structured products. These investments may include debt securities issued by a private investment fund that invests, on a leveraged basis, in bank loans, high-yield debt or other asset groups, certificates issued by a structured investment vehicle that holds pools of commercial mortgage loans, as well as MBS credit default swaps (e.g., CMBX). Our investments in structured products will be subject to a number of risks, including risks related to the fact that the structured products will be leveraged, and other structural and legal risks related thereto. Many structured products contain covenants designed to protect the providers of debt financing to such structured products. A failure to satisfy those covenants could result in the untimely liquidation of the structured product and a complete loss of our investment therein. In addition, if the particular structured product is invested in a security in which we are also invested, this would tend to increase our overall exposure to the credit of the issuer of such securities, at least on an absolute, if not on a relative basis. The value of an investment in a structured product will depend on the investment performance of the assets in which the structured product invests and will, therefore, be subject to all of the risks associated with an investment in those assets. These risks include the possibility of a default by, or bankruptcy of, the issuers of such assets or a claim that the pledging of collateral to secure any such asset constituted a fraudulent conveyance or preferential transfer that can be subordinated to the rights of other creditors of the issuer of such asset or nullified under applicable law.

We will face risks related to our investments in collateralized debt obligations.

We may also invest from time to time in collateralized debt obligations ("CDOs"). CDOs include, among other things, collateralized loan obligations ("CLOs") and other similarly structured securities. A CLO is a trust typically collateralized by a pool of loans, which may include, among others, domestic and foreign senior secured loans, senior unsecured loans and subordinate corporate loans, including loans that may be rated below investment grade or equivalent unrated loans. CDOs may charge a management fee and administrative expenses. For CLOs, the cash flows from the trust are split into two or more portions, called tranches, varying in risk and yield. The riskiest portion is the "equity" tranche which bears the bulk of defaults from the bonds or loans in the trust and serves to protect the other, more senior tranches from default in all but the most severe circumstances. Since it is partially protected from defaults, a senior tranche from a CLO trust typically has higher ratings and lower yields than the underlying securities, and can be rated investment grade. Despite the protection from the equity tranche, CLO tranches can experience substantial losses due to actual defaults, increased sensitivity to defaults due to collateral default and disappearance of protecting tranches, market anticipation of defaults and aversion to CLO securities as a class. The risks of an investment in a CDO depend largely on the type of the collateral and the class of the CDO in which we invest.

Normally, CLOs and other CDOs are privately offered and sold, and thus are not registered under the securities laws. As a result, certain investments in CDOs may be characterized as illiquid securities. Moreover, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral value is available to satisfy interest and principal payments and any other fees in connection with the trust or other conduit arrangement for such securities, we may incur significant losses. Also, with respect to the CLOs and CDOs in which we may invest, control over the related underlying loans will be exercised through a special servicer or collateral manager designated by a "directing certificate holder" or a "controlling class representative," or otherwise pursuant to the related securitization documents. We may acquire classes of CLOs or CDOs for which we may not have the right to appoint the directing certificate holder or otherwise direct the special servicing or collateral management. With respect to the management and servicing of those loans, the related special servicer or collateral manager may take actions that could adversely affect our interests. In addition to the risks associated with debt instruments (e.g., interest rate risk and credit risk), CDOs carry additional risks including, but not limited to: (i) the possibility that distributions from collateral securities will not be adequate to make interest or other payments; (ii) the quality of the collateral may decline in value or default; (iii) the possibility that we may invest in CDOs that are subordinate to other classes; and (iv) the complex structure of the security may not be fully understood at the time of investment and may produce disputes with the issuer or unexpected investment results.

We may invest in subordinated debt, which is subject to greater credit risk than senior debt.

We may from time to time invest in debt instruments, including junior tranches of CMBS and "mezzanine" or junior mortgage loans (e.g., B-Notes), that are subordinated in an issuer's capital structure. To the extent we invest in subordinated debt of an issuer's capital structure or subordinated CMBS bonds, such investments and our remedies with respect thereto, including the ability to foreclose on any collateral securing such investments, will be subject to the rights of any senior creditors and, to the extent applicable, contractual inter-creditor and/or participation agreement provisions.

Investments in subordinated debt involve greater credit risk of default than the senior classes of the issue or series. Subordinated tranches of CMBS or other investments absorb losses from default before other more senior tranches of CMBS to which it is subordinate are put at risk. As a result, to the extent we invest in subordinate debt instruments (including CMBS), we would potentially receive payments or interest distributions after, and must bear the effects of losses or defaults on the senior debt (including underlying mortgage loans, senior mezzanine debt or senior CMBS bonds) before, the holders of other more senior tranches of debt instruments with respect to such issuer.

We will face risks related to our investments in mezzanine loans.

Although not secured by the underlying real estate, mezzanine loans are also subject to risk of subordination and share certain characteristics of subordinate loan interests described above. As with commercial mortgage loans, repayment of a mezzanine loan is dependent on the successful operation of the underlying commercial properties and, therefore, is subject to similar considerations and risks. Mezzanine loans may also be affected by the successful operation of other properties, but mezzanine loans are not secured by interests in the underlying commercial properties.

We may invest in real estate-related equity, which is subordinate to any indebtedness, but involves different rights.

We may invest from time to time in non-controlling equity positions and other real estate-related interests. Preferred equity investments are subordinate to any indebtedness, but senior to the owners' common equity. Preferred equity investments typically pay a dividend rather than interest payments and often have the right for such dividends to accrue if there is insufficient cash flow to pay currently. These interests are not secured by the underlying real estate, but upon the occurrence of a default, the preferred equity provider typically has the right to effectuate a change of control with respect to the ownership of the property.

We will face risks associated with hedging transactions.

Subject to maintaining our qualification as a REIT, we may utilize a wide variety of derivative financial instruments for risk management purposes, the use of which is a highly specialized activity that may entail greater than ordinary investment risks. Any such hedging transactions may not be effective in mitigating risk in all market conditions or against all types of risk (including unidentified or unanticipated risks), thereby resulting in losses to us. Engaging in hedging transactions may result in a poorer overall performance for us than if we had not engaged in any such hedging transaction, and the Adviser may not be able to effectively hedge against, or accurately anticipate, certain risks that may adversely affect our investment portfolio. In addition, our investment portfolio will always be exposed to certain risks that cannot be fully or effectively hedged, such as credit risk relating both to particular securities and counterparties. See "—We may invest in derivatives, which involve numerous risks" below.

We may invest in derivatives, which involve numerous risks.

We may enter into derivatives transactions including, but not limited to, options contracts, futures contracts, options on futures contracts, forward contracts, interest rate swaps, total return swaps, credit default swaps and other swap agreements for investment, hedging or leverage purposes. Our use of derivative instruments may be particularly speculative and involves investment risks and transaction costs to which we would not be subject absent the use of these instruments, and use of derivatives generally involves leverage in the sense that the investment exposure created by the derivatives may be significantly greater than our initial investment in the derivative. Leverage magnifies investment, market and certain other risks. Thus, the use of derivatives may result in losses in excess of principal and greater than if they had not been used. The ability to successfully use derivative investments depends on the ability of the Adviser. The skills needed to employ derivatives strategies are different from those needed to select portfolio investments and, in connection with such strategies, the Adviser must make predictions with respect to market conditions, liquidity, market values, interest rates or other applicable factors, which may be inaccurate. The use of derivative investments may require us to sell or purchase portfolio investments at inopportune times or for prices below or above the current market values, may limit the amount of appreciation we can realize on an investment or may cause us to hold a security that we might otherwise want to sell. We will also be subject to credit risk with respect to the counterparties to our derivatives contracts (whether a clearing corporation in the case of exchange-traded instruments or another third party in the case of over-the-counter instruments). In addition, the use of derivatives will be subject to additional unique risks associated with such instruments including a lack of sufficient asset correlation, heightened volatility in reference to interest rates or prices of reference instruments and duration/term mismatch, each of which may create additional risk of loss.

Failure to obtain and maintain an exemption from being regulated as a commodity pool operator could subject us to additional regulation and compliance requirements that could materially adversely affect our business, results of operations and financial condition.

Registration with the U.S. Commodity Futures Trading Commission (the "CFTC") as a "commodity pool operator" or any change in our operations necessary to maintain our ability to rely upon the exemption from being regulated as a commodity pool operator could adversely affect our ability to implement our investment program, conduct our operations and/or achieve our objectives and subject us to certain additional costs, expenses and administrative burdens. Furthermore, any determination by us to cease or to limit investing in interests which may be treated as "commodity interests" in order to comply with the regulations of the CFTC may have a material adverse effect on our ability to implement our investment objectives and to hedge risks associated with our operations.

We will face risks associated with short sales.

Our use of short sales for investment and/or risk management purposes subjects us to risks associated with selling short. We may engage in short sales where we do not own or have the right to acquire the security sold short at no additional cost. Our loss on a short sale theoretically could be unlimited in a case where we are unable, for whatever reason, to close out a short position.

Our short selling strategies may limit our ability to benefit from increases in the markets. Short selling also involves a form of financial leverage that may exaggerate any losses. Also, there is the risk that the counterparty to a short sale may fail to honor its contractual terms, causing a loss to us. Finally, SEC, FINRA or other regulations relating to short selling may restrict our ability to engage in short selling.

Risks Related to Debt Financing

We may encounter adverse changes in the credit markets.

Any adverse changes in the global credit markets could make it more difficult for us to obtain favorable financing. Our ability to generate attractive investment returns for our stockholders will be adversely affected to the extent we are unable to obtain favorable financing terms. If we are unable to obtain favorable financing terms, it may not be able to adequately leverage our portfolio, may face increased financing expenses or may face increased restrictions on its investment activities, any of which would negatively impact our performance.

We will incur mortgage indebtedness and other borrowings, which may increase our business risks, could hinder our ability to make distributions and could decrease the value of our stock.

The acquisition of properties may be financed in substantial part by borrowing, which increases our exposure to loss. Under our charter, we have a limitation that precludes us from borrowing in excess of 300% of our net assets, which approximates borrowing 75% of the cost of our investments (unless a majority of our independent directors approves any borrowing in excess of the limit and we disclose the justification for doing so to our stockholders), but such restriction does not restrict the amount of indebtedness we may incur with respect to any single investment. Our target leverage ratio after our ramp-up period is approximately 65% of our gross real estate assets (measured using the greater of fair market value and purchase price, including equity in our securities portfolio), inclusive of property-level and entity-level debt and cash, but excluding debt on our securities portfolio. See "Item 1—"Business—Borrowing Policies." The use of leverage involves a high degree of financial risk and will increase the exposure of the investments to adverse economic factors such as rising interest rates, downturns in the economy or deteriorations in the condition of the investments. Principal and interest payments on indebtedness (including mortgages having "balloon" payments) will have to be made regardless of the sufficiency of cash flow from the properties. Our investments will be impaired by a smaller decline in the value of the properties than is the case where properties are owned with a proportionately smaller amount of debt.

We may incur or increase our mortgage debt by obtaining loans secured by a portfolio of some or all of the real estate properties acquired. Depending on the level of leverage and decline in value, if mortgage payments are not made when due, one or more of the properties may be lost (and our investment therein rendered valueless) as a result of foreclosure by the mortgagee(s). A foreclosure may also have substantial adverse tax consequences for us.

Many of these same issues also apply to credit facilities which are expected to be in place at various times as well. For example, the loan documents for such facilities may include various coverage ratios, the continued compliance with which may not be completely within our control. If such coverage ratios are not met, the lenders under such credit facilities may declare any unfunded commitments to be terminated and declare any amounts outstanding to be due and payable.

Although borrowings by us have the potential to enhance overall returns that exceed our cost of funds, they will further diminish returns (or increase losses on capital) to the extent overall returns are less than our cost of funds. As a result, the possibilities of profit and loss are increased. Borrowing money to purchase properties provides us with the advantages of leverage, but exposes us to greater market risks and higher current expenses.

If we draw on a line of credit to fund repurchases or for any other reason, our financial leverage ratio could increase beyond our target.

We may seek to obtain a line of credit in an effort to provide for a ready source of liquidity for any business purpose, including to fund repurchases of shares of our common stock in the event that repurchase requests exceed our operating cash flow and/or net proceeds from the Offering or any private offerings. There can be no assurances that we will be able to obtain a line of credit on financially reasonable terms. In addition, we may not be able to obtain a line of credit of an appropriate size for our business until such time as we have a substantial portfolio, or at all. If we borrow under a line of credit to fund repurchases of shares of our common stock, our financial leverage will increase and may exceed our target leverage ratio. Our leverage may remain at the higher level until we receive additional net proceeds from the Offering or any private offerings or generate sufficient operating cash flow or proceeds from asset sales to repay outstanding indebtedness.

Increases in interest rates could increase the amount of our loan payments and adversely affect our ability to make distributions to our stockholders.

Interest we pay on our loan obligations will reduce cash available for distributions. If we obtain variable rate loans, increases in interest rates would increase our interest costs, which would reduce our cash flows and our ability to make distributions to our stockholders. In addition, if we need to repay existing loans during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments.

Volatility in the financial markets and challenging economic conditions could adversely affect our ability to secure debt financing on attractive terms and our ability to service any future indebtedness that we may incur.

If the overall cost of borrowing increases, either by increases in the index rates or by increases in lender spreads, the increased costs may result in future acquisitions generating lower overall economic returns and potentially reducing future cash flow available for distribution. Disruptions in the debt markets negatively impact our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets. If we are unable to borrow monies on terms and conditions that we find acceptable, we likely will have to reduce the number of properties we can purchase, and the return on the properties we do purchase may be lower. In addition, we may find it difficult, costly or impossible to refinance indebtedness that is maturing.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.

When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to obtain additional loans. Loan documents we enter into may contain covenants that limit our ability to further mortgage or dispose of the property or discontinue insurance coverage. In addition, loan documents may limit our ability to enter into or terminate certain operating or lease agreements related to the property. These or other limitations may adversely affect our flexibility and our ability to make distributions to you and the value of our shares.

If we enter into financing arrangements involving balloon payment obligations, it may adversely affect our ability to make distributions to our stockholders.

Some of our financing arrangements may require us to make a lump-sum or "balloon" payment at maturity. Our ability to make a balloon payment is uncertain and may depend upon our ability to obtain replacement financing or our ability to sell particular properties. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the particular property at a price sufficient to make the balloon payment. Such a refinancing would be dependent upon interest rates and lenders' policies at the time of refinancing, economic conditions in general and the value of the underlying properties in particular. The effect of a refinancing or sale could affect the rate of return to stockholders and the projected time of disposition of our assets.

Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations and financial condition.

Subject to any limitations required to maintain qualification as a REIT, we may seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as interest rate cap or collar agreements and interest rate swap agreements. These agreements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements and that these arrangements may not be effective in reducing our exposure to interest rate changes. These interest rate hedging arrangements may create additional assets or liabilities from time to time that may be held or liquidated separately from the underlying property or loan for which they were originally established. Hedging may reduce the overall returns on our investments. Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations and financial condition.

Risks Related to Our Relationship with the Adviser and the Dealer Manager

We depend on the Adviser to select our investments and otherwise conduct our business, and any material adverse change in its financial condition or our relationship with the Adviser could have a material adverse effect on our business and ability to achieve our investment objectives.

Our success is dependent upon our relationship with, and the performance of, the Adviser in the acquisition and management of our real estate portfolio, and our corporate operations. The Adviser may suffer or become distracted by adverse financial or operational problems in connection with Apollo's business and activities unrelated to us and over which we have no control. Should the Adviser fail to allocate sufficient resources to perform its responsibilities to us for any reason, we may be unable to achieve our investment objectives or to pay distributions to our stockholders.

The termination or replacement of the Adviser could trigger a repayment event under our mortgage loans for some of our properties and the credit agreement governing any line of credit we obtain.

Lenders for certain of our properties may request provisions in the mortgage loan documentation that would make the termination or replacement of the Adviser an event requiring the immediate repayment of the full outstanding balance of the loan. If we elect to obtain a line of credit and are able to do so, the termination or replacement of the Adviser could trigger repayment of outstanding amounts under the credit agreement governing our line of credit. If a repayment event occurs with respect to any of our properties, our results of operations and financial condition may be adversely affected.

The Adviser's inability to retain the services of key real estate professionals could hurt our performance.

Our success depends to a significant degree upon the contributions of certain key real estate professionals employed by the Adviser, each of whom would be difficult to replace. Neither we nor the Adviser have employment agreements with these individuals and they may not remain associated with us. Also, we will not maintain key person life insurance on these individuals. If any of these persons were to cease their association with us, our operating results could suffer. Our future success depends, in large part, upon the Adviser's ability to attract and retain highly skilled managerial, operational and marketing professionals. If the Adviser loses or is unable to obtain the services of highly skilled professionals, our ability to implement our investment strategies could be delayed or hindered.

The success of the Offering is dependent, in part, on the ability of the Dealer Manager to retain key employees and to successfully build and maintain a network of licensed broker-dealers.

The dealer manager for the Offering is Apollo Global Securities, LLC. The success of the Offering and our ability to implement our business strategy is dependent upon the ability of our Dealer Manager to retain key employees and to build and maintain a network of licensed securities broker-dealers and other agents, including its affiliate Griffin Capital Securities, LLC ("GCS") to provide wholesale and marketing services. If the Dealer Manager is unable to retain qualified employees or build and maintain a sufficient network of participating broker-dealers to distribute shares in the Offering, we may not be able to raise adequate proceeds through the Offering to implement our investment strategy. In addition, the Dealer Manager currently serves and may serve as dealer manager for other issuers and GCS provides wholesaling services to other issuers. As a result, the Dealer Manager and GCS may experience conflicts of interest in allocating their respective time between the Offering and such other issuers, which could adversely affect our ability to raise adequate proceeds through the Offering and implement our investment strategy. Further, the participating broker-dealers retained by the Dealer Manager may have numerous competing investment products, some with similar or identical investment strategies and areas of focus as us, which they may elect to emphasize to their retail clients.

Investors will not have the benefit of an independent due diligence review in connection with the Offering and, if a conflict of interest arises between us and Apollo, we may incur additional fees and expenses.

Because the Adviser and the Dealer Manager are affiliates of our sponsor, investors will not have the benefit of an independent due diligence review and investigation of the type normally performed by an unaffiliated, independent underwriter and its counsel in connection with a securities offering. If any situation arises in which our interests are in conflict with those of the Adviser, the Dealer Manager or its affiliates, and we are required to retain independent counsel, we will incur additional fees and expenses.

The fees we pay in connection with the Offering and the agreements entered into with Apollo and its affiliates were not determined on an arm's-length basis and therefore may not be on the same terms we could achieve from a third party.

The compensation paid to the Adviser, Dealer Manager and other Apollo affiliates for services they provide us was not determined on an arm's-length basis. All service agreements, contracts or arrangements between or among Apollo and its affiliates, including the Adviser and us, were not negotiated at arm's-length. Such agreements include our Advisory Agreement, the Operating Partnership's partnership agreement, our dealer manager agreement (the "Dealer Manager Agreement"), and any property management and other agreements we may enter into with affiliates of the Adviser from time to time.

We do not own the Apollo name, but we may use it as part of our corporate name pursuant to a license agreement with an affiliate of Apollo. Use of the name by other parties or the termination of our license agreement may harm our business.

We have entered into a license agreement (the "License Agreement") with Apollo IP Holdings, LLC (the "Licensor"), an affiliate of Apollo, pursuant to which it has granted us a non-exclusive, royalty-free license to use the name "Apollo." Under the License Agreement, we have a right to use this name for so long as the Adviser serves as the Adviser pursuant to the Advisory Agreement. The Licensor will retain the right to continue using the "Apollo" name. We will further be unable to preclude the Licensor from licensing or transferring the ownership of the "Apollo" name to third parties, some of whom may compete with us. Consequently, we will be unable to prevent any damage to goodwill that may occur as a result of the activities of Apollo, the Licensor or others. Furthermore, in the event that the License Agreement is terminated, we will be required to change our name and cease using the name. Any of these events could disrupt our recognition in the market place, damage any goodwill we may have generated and otherwise harm our business. The License Agreement will terminate concurrently with the termination of the Advisory Agreement.

Risks Related to Conflicts of Interest

Various potential and actual conflicts of interest will arise, and these conflicts may not be identified or resolved in a manner favorable to us.

Various potential and actual conflicts of interest will arise as a result of our overall investment activities and the overall investment activities of Apollo, the Dealer Manager, the Adviser and their affiliates. The following risk factors enumerate certain but not all potential conflicts of interest that should be carefully evaluated before making an investment in us. See also "Risks Related to our Relationship with the Adviser and the Dealer Manager." Apollo and Apollo personnel may in the future engage in further activities that may result in additional conflicts of interest not addressed below. If any matter arises that we and our affiliates (including the Adviser) determine in our good faith judgment constitutes an actual conflict of interest, we and our affiliates (including the Adviser) may take such action as we determine in good faith may be necessary or appropriate to ameliorate the conflict. Transactions between us and Apollo or its affiliates will require approval by our board of directors, including a majority of our independent directors. There can be no assurance that our board of directors or Apollo will identify or resolve all conflicts of interest in a manner that is favorable to us.

The Adviser will face a conflict of interest because the fees it will receive for services performed are based in part on our NAV, which the Adviser is ultimately responsible for determining.

The Adviser will be paid a management fee for its services based on our NAV, which is calculated by State Street, based on valuations provided by the Adviser. In addition, the distributions to be received by the Special Limited Partner with respect to its performance participation interest in the Operating Partnership will be based in part upon the Operating Partnership's net assets (which is a component of our NAV). The calculation of our NAV includes certain subjective judgments with respect to estimating, for example, the value of our portfolio and our accrued expenses, net portfolio income and liabilities, and therefore, our NAV may not correspond to realizable value upon a sale of those assets. The Adviser may benefit by us retaining ownership of our assets at times when our stockholders may be better served by the sale or disposition of our assets in order to avoid a reduction in our NAV. If our NAV is calculated in a way that is not reflective of our actual NAV, then the purchase price of shares of our common stock or the price paid for the repurchase of our shares of common stock on a given date may not accurately reflect the value of our portfolio, and shares may be worth less than the purchase price or more than the repurchase price.

The Adviser's management fee and the Special Limited Partner's performance participation interest may not create proper incentives or may induce the Adviser and its affiliates to make certain investments, including speculative investments, that increase the risk of our real estate portfolio.

We will pay the Adviser a management fee regardless of the performance of our portfolio. The Adviser's entitlement to a management fee, which is not based upon performance metrics or goals, might reduce its incentive to devote its time and effort to seeking investments that provide attractive risk-adjusted returns for our portfolio. We may be required to pay the Adviser a management fee in a particular period despite experiencing a net loss or a decline in the value of our portfolio during that period.

The existence of the Special Limited Partner's 12.5% performance participation interest in our Operating Partnership with respect to Class S units, Class D units and Class I units and 9.0% performance participation interest in our Operating Partnership with respect to Class F-S units, Class F-D units and Class F-I units, which is based on our total distributions plus the change in NAV per share, may create an incentive for the Adviser to make riskier or more speculative investments on our behalf than it would otherwise make in the absence of such performance-based compensation. In addition, the change in NAV per share will be based on the value of our investments on the applicable measurement dates and not on realized gains or losses. As a result, the performance participation interest may receive distributions based on unrealized gains in certain assets at the time of such distributions and such gains may not be realized when those assets are eventually disposed of.

Because the management fee and performance participation are based on our NAV, the Adviser may also be motivated to accelerate acquisitions in order to increase NAV or, similarly, delay or curtail repurchases to maintain a higher NAV, which would, in each case, increase amounts payable to the Adviser and the Special Limited Partner.

Apollo personnel will provide services to other Apollo clients and work on other projects and conflicts may arise in the allocation of personnel between us and other clients or projects.

The Adviser and its affiliates will devote such time as shall be necessary to conduct our business affairs in an appropriate manner. However, a core group of real estate professionals will devote substantially all of their business time not only to our activities but also to the activities of several other investment vehicles and any successor funds thereto (and their respective investments) and their related entities (which may include separate accounts, dedicated managed accounts and/or investment funds formed for specific geographical areas or investments). Consequently, conflicts may arise in the allocation of personnel, and we may not receive the level of support and assistance that we otherwise might receive if we were internally managed. The Adviser and its affiliates are not restricted from entering into other investment advisory relationships or from engaging in other business activities.

Apollo has implemented policies and procedures to address conflicts of interest across its various businesses, and these policies and procedures may reduce the synergies that we expect to draw on or otherwise reduce the opportunities available to us.

Apollo and its affiliates are involved in a number of other businesses and activities, which may result in conflicts of interest or other obligations that are disadvantageous to us. Specified policies and procedures implemented by Apollo to mitigate potential conflicts of interest and address certain regulatory requirements and contractual restrictions will from time to time reduce the synergies across Apollo's various businesses that we expect to draw on for purposes of pursuing attractive investment opportunities. Because Apollo has many different asset management businesses, including a credit business, it is subject to a number of actual and potential conflicts of interest, greater regulatory oversight and subject to more legal and contractual restrictions than that to which it would otherwise be subject if it had just one line of business. In addressing these conflicts and regulatory, legal and contractual requirements across its various businesses, Apollo has implemented certain policies and procedures that reduce the positive synergies that we expect to utilize for purposes of finding attractive investments. For example, Apollo currently operates without ethical screens or information barriers that some other investment management firms implement to separate persons who make investment decisions from others who might possess material non-public information that could influence such decisions. In an effort to manage possible risks arising from Apollo's decision not to implement such screens, Apollo maintains a Code of Business Conduct and Ethics and provides training to relevant personnel with respect to conflicts of interest and how such conflicts are identified and resolved under Apollo's policies and procedures. In addition, Apollo's compliance department maintains a list of restricted securities with respect to which Apollo could have access to material non-public information and in which Apollo's clients are not permitted to trade. In the event that any employee of Apollo obtains such material non-public information, Apollo will be restricted in acquiring or disposing of the relevant investments on behalf of us or Other Apollo Accounts, which could impact the returns generated for us or such Other Apollo Accounts. To the extent that Apollo is in possession of material non-public information or is otherwise restricted from trading in certain securities, we and the Adviser, generally also will be deemed to be in possession of such information or otherwise restricted. This could reduce the investment opportunities available to us, prevent us from exiting an investment or otherwise limit our investment flexibility. Additionally, the terms of confidentiality or other agreements with or related to companies in which any Apollo fund has or has considered making an investment or which is otherwise a client of Apollo will from time to time restrict or otherwise limit our ability to make investments in or otherwise engage in businesses or activities competitive with such companies. Apollo may enter into one or more strategic relationships, in certain regions or with respect to certain types of investments that, although intended to provide greater opportunities for us, may require us to share such opportunities or otherwise limit the amount of an opportunity we can otherwise take.

Apollo and its affiliates engage in a broad spectrum of activities, including a broad range of activities relating to investments in the real estate industry, and have invested or committed billions of dollars in capital through various investment funds, managed accounts and other vehicles affiliated with Apollo. In the ordinary course of their business activities, Apollo and their affiliates may engage in activities where the interests of certain divisions of Apollo and its affiliates, including the Adviser, or the interests of their clients may conflict with the interests of our stockholders. Certain of these divisions and entities affiliated with the Adviser have or may have an investment strategy similar to ours and therefore may engage in competing activities with us. In particular, various opportunistic real estate funds and other investment vehicles seek to invest in a broad range of real estate investments.

As part of its regular business, Apollo provides a broad range of underwriting, placement agent services and other services. In addition, Apollo and its affiliates may provide services in the future beyond those currently provided. Our stockholders will not receive a benefit from the services provided to other investment vehicles or share in any of the fees generated by the provision of such services.

Apollo has long-term relationships with a significant number of corporations and their senior management. In determining whether to invest in a particular transaction on our behalf, the Adviser will consider those relationships, which may result in certain transactions that the Adviser will not undertake on our behalf in view of such relationships. We may also co-invest with clients of Apollo in particular properties, and the relationship with such clients could influence the decisions made by the Adviser with respect to such investments. Apollo is under no obligation to decline any engagements or investments in order to make an investment opportunity available to us. We may be forced to sell or hold existing investments as a result of relationships that Apollo may have or transactions or investments Apollo and its affiliates may make or have made. We may also co-invest with such clients of Apollo in particular properties and the relationship with such clients could influence the decisions made by the Adviser with respect to such investments. Furthermore, there can be no assurance that all potentially suitable investment opportunities that come to the attention of Apollo will be made available to us.

Apollo may from time to time participate in underwriting or lending syndicates with respect to us or our subsidiaries and/or Other Apollo Accounts, or may otherwise be involved in the public offering and/or private placement of debt or equity securities issued by, or loan proceeds borrowed by us, or our subsidiaries. Such underwritings may be on a firm commitment basis or may be on an uncommitted "best efforts" basis. An Apollo broker-dealer may act as the managing underwriter or a member of the underwriting syndicate and purchase securities from us or our subsidiaries. Apollo may also, on our behalf or on behalf of other parties to a transaction involving us, effect transactions, including transactions in the secondary markets where it may nonetheless have a potential conflict of interest regarding us and the other parties to those transactions to the extent it receives commissions or other compensation from us and such other parties. Subject to applicable law, Apollo may receive underwriting fees, discounts, placement commissions, loan modification or restructuring fees, servicing (including loan servicing) fees, advisory fees, lending arrangement, consulting, monitoring, commitment, syndication, origination, organizational, financing and divestment fees (or, in each case, rebates of any such fees, whether in the form of purchase price discounts or otherwise, even in cases where Apollo or an Other Apollo Account or vehicle is purchasing debt) or other compensation with respect to the foregoing activities, which are not required to be shared with us or our stockholders. Apollo may nonetheless have a potential conflict of interest regarding us and the other parties to those transactions to the extent it receives commissions, discounts, fees or such other compensation from such other parties. Our independent directors will approve any transactions in which an Apollo broker-dealer acts as an underwriter, as broker for us, or as dealer, broker or advisor, on the other side of a transaction with us only where such directors believe in good faith that such transactions are appropriate for us, and our stockholders, by executing a Subscription Agreement for our shares, consent to all such transactions, along with the other transactions involving conflicts of interest described herein, to the fullest extent permitted by law. Sales of securities for our account (particularly marketable securities) may be bunched or aggregated with orders for other accounts of Apollo. It is frequently not possible to receive the same price or execution on the entire volume of securities sold, and the various prices may be averaged, which may be disadvantageous to us. Where Apollo serves as underwriter with respect to securities held by us or any of our subsidiaries, we may be subject to a "lock-up" period following the offering under applicable regulations during which time our ability to sell any securities that we continue to hold is restricted. This may prejudice our ability to dispose of such securities at an opportune time.

Other present and future activities of Apollo and its affiliates (including the Adviser and the Dealer Manager) may also give rise to additional conflicts of interest relating to us and our investment activities. In the event that any such conflict of interest arises, we will attempt to resolve such conflicts in a fair and equitable manner. Investors should be aware that conflicts will not necessarily be resolved in favor of our interests.

We may purchase assets from or sell assets to the Adviser and its affiliates, and such transactions may cause conflicts of interest.

We may purchase assets from or sell assets to the Adviser and its affiliates or their clients. These purchases and sales may cause conflicts of interest, including with respect to the consideration offered and the obligations of such affiliates. The purchases and sales referred to in this paragraph will be subject to the approval of a majority of directors (including a majority of our independent directors) not otherwise interested in the transaction.

Certain Other Apollo Accounts have similar or overlapping investment objectives and guidelines, and we will not be allocated certain opportunities and may be allocated only opportunities with lower relative returns.

Through Other Apollo Accounts, Apollo currently invests and plans to continue to invest third-party capital in a wide variety of investment opportunities in the United States and globally. There will be overlap of real property and real estate-related securities investment opportunities with certain Other Apollo Accounts that are actively investing and similar overlap with future Other Apollo Accounts. See "—Apollo may raise and/or manage Other Apollo Accounts which could result in the reallocation of Apollo personnel and the direction of potential investments to such Other Apollo Accounts" below. This overlap could create conflicts of interest.

Certain inherent conflicts of interest arise from the fact that (i) Apollo provides investment advisory and/or management services to Other Apollo Accounts, (ii) certain Apollo Accounts have one or more overlapping investment strategies and (iii) all or a portion of an investment opportunity may be allocated to Other Apollo Accounts in accordance with Apollo's allocation policies and procedures. Also, the investment strategies employed by Apollo for current and future Other Apollo Accounts could conflict with each other and adversely affect the prices and availability of other securities or instruments held by, or potentially considered for, one or more Other Apollo Accounts. If participation in specific investment opportunities is appropriate for us and more than one Other Apollo Account, participation in such opportunities will be allocated pursuant to Apollo's allocation policies and procedures and the applicable governing documents of the relevant entities. There can be no assurance, however, that the application of such allocation policies and procedures will result in the allocation of a specific investment opportunity to us or that we will participate in all investment opportunities falling within our investment objectives.

Generally, if an investment opportunity falls within the mandate of, or is otherwise deemed suitable for, us and one or more Other Apollo Account and it is not possible to fully satisfy the investment interest of all such entities, the investment opportunity generally will be allocated pro rata based on the size of our and the Other Apollo Account's original investment interest. The size of each entity's investment interest will be determined generally based on each entity's available capital or net asset value (or, in certain circumstances, the available capital or net asset value ascribed to the applicable strategy). However, a number of additional other factors can influence other allocation decisions, including:

•
the relative actual or potential exposure of us or any particular Other Apollo Account to the type of investment opportunity in terms of existing investment portfolios;
•
the investment objective of us and the Other Apollo Accounts;
•
cash availability, suitability, instructions from us and Other Apollo Accounts, permitted leverage and available financing for the investment opportunity (including taking into account the levels/rates that would be required to obtain an appropriate return);
•
the likelihood of current income;

•
the size, liquidity and duration of the investment opportunity;
•
the seniority of loan and other capital structure criteria;
•
with respect to an investment opportunity originated by a third party, the relationships of us or Other Apollo Accounts (or the relevant portfolio managers) to such third party;
•
tax considerations;
•
regulatory considerations;
•
supply or demand for an investment opportunity at a given price level;
•
our and Other Apollo Accounts' risk or investment concentration parameters (including parameters such as geography, industry, issuer, volatility, leverage, liability duration or weighted average life, asset class type or other risk metrics);
•
whether the investment opportunity is a follow-on investment;
•
whether the vehicle is in the process of fundraising, is open to redemptions (in which case notions of net asset value and available capital can be subjectively adjusted to account for anticipated inflows or redemptions) or is close to the end of its investment period (for closed-ended funds);
•
whether our or Other Apollo Accounts' economic exposure has been swapped to, or otherwise assumed by, one or more other parties;
•
our governing documents and the governing documents of Other Apollo Accounts (which could include provisions pursuant to which an entity is entitled to receive an allocation of a certain type of an investment opportunity on a priority basis, which could result in us not participating in any such investment or participating to a lesser extent); and
•
such other criteria as are reasonably related to a reasonable allocation of a particular investment opportunity to us or one or more Other Apollo Accounts.

The Adviser and its affiliates will weigh the factors described above (which will not be weighted equally) and make other investment allocation decisions in accordance with their prevailing policies and procedures in their sole discretion. There is no assurance that any conflicts arising out of the foregoing will be resolved in our favor. Apollo is entitled to amend its policies and procedures at any time without prior notice or our consent.

To the extent we acquire properties through joint ventures with Other Apollo Accounts, such investments will be allocated as described above, and we may be allocated interests in such joint ventures that are smaller than the interests of the Other Apollo Accounts. Generally, the level of control we have with respect to any joint venture will correspond to our economic interest in such joint venture. We will not participate in joint ventures in which we do not have or share control to the extent that we believe such participation would potentially threaten our status as a non-investment company exempt from registration under the Investment Company Act. This may prevent us from receiving an allocation with respect to certain investment opportunities that are suitable for both us and one or more Other Apollo Accounts.

Apollo or its affiliates or affiliates of the Adviser may also give advice to the Other Apollo Accounts that may differ from advice given to us even though their investment objectives or guidelines may be the same or similar to ours. At times, the investment professionals employed by the Adviser or its affiliates and other investment vehicles affiliated with the Adviser and/or Apollo may determine that an investment opportunity may be appropriate for only some of the accounts, clients, entities, funds and/or investment companies for which he or she exercises investment responsibility and not for us.

There may also be circumstances, including in the case where there is a seller who is seeking to dispose of a pool or combination of assets, properties, securities or instruments, where we and Other Apollo Accounts participate in a single or related transactions with a particular seller where certain of such assets, properties, securities or instruments are specifically allocated (in whole or in part) to any of us and such Other Apollo Accounts. The combined purchase price paid to a seller may be allocated among the multiple assets, properties, securities or instruments based on a determination by the seller, by a third-party valuation firm and/or by the Adviser and its affiliates.

Our board of directors has adopted a resolution that renounces our interest or expectancy with respect to business opportunities and competitive activities.

Our board of directors has adopted a resolution that renounces our interest or expectancy in, or in being offered an opportunity to participate in, business opportunities, and provides that none of Apollo or its affiliates, our directors or any person our directors control must refrain from competing with us or present to us such business opportunities. Under this resolution Apollo and its affiliates and our directors or any person our directors control would not be obligated to present to us opportunities unless those opportunities are expressly offered to such person in his or her capacity as a director or officer and intended exclusively for us or any of our subsidiaries, and those persons will be able to engage in competing activities without any restriction imposed as a result of Apollo's or its affiliates' status as a stockholder or Apollo's affiliates' status as our officers or directors.

We may co-invest with Apollo affiliates in real estate-related securities and such investments may be in different parts of the capital structure of an issuer and may otherwise involve conflicts of interest. When we hold investments in which Other Apollo Accounts have a different principal investment, conflicts of interest may arise between us and Other Apollo Accounts, and the Adviser may take actions that are adverse to us.

We may also co-invest with Other Apollo Accounts in investments that are suitable for both us and such Other Apollo Accounts. We and/or the Other Apollo Accounts may make and/or hold investments at different levels of an issuer's capital structure, which may include us making one or more investments directly or indirectly relating to portfolio entities of Other Apollo Accounts and vice versa. To the extent we hold interests that are different (including with respect to their relative seniority) than those held by such Other Apollo Accounts, the Adviser and its affiliates may be presented with decisions when our interests and the interests of the Other Apollo Accounts are in conflict.

Other Apollo Accounts may also participate in a separate tranche of a financing with respect to an issuer/borrower in which we have an interest or otherwise in different classes of such issuer's securities. In connection with negotiating loans and bank financings in respect of our real estate-related transactions, from time to time Apollo will obtain the right to participate on its own behalf in a portion of the financings with respect to such transactions. If we make or have an investment in a property in which an Other Apollo Account has a mezzanine or other debt investment, Apollo may have conflicting loyalties between its duties to us and to other affiliates. Such investments may inherently give rise to conflicts of interest or perceived conflicts of interest between or among the various classes of securities that may be held by such entities. To the extent we hold an equity interest or an interest in a loan or debt security that is different (including with respect to their relative seniority) than those held by such Other Apollo Accounts, the Adviser and its affiliates may have limited or no rights with respect to decisions when our interests and the interests of the Other Apollo Accounts are in conflict, and Apollo may have conflicting loyalties between its duties to us and to other affiliates. In that regard, actions may be taken for the Other Apollo Accounts that are adverse to us.

In addition, conflicts may arise in determining the amount of an investment, if any, to be allocated among potential investors and the respective terms thereof. There can be no assurance that the return on our investment will be equivalent to or better than the returns obtained by the other affiliates participating in the transaction. In addition, it is possible that in a bankruptcy proceeding our interest may be subordinated or otherwise adversely affected by virtue of such Other Apollo Accounts' involvement and actions relating to its investment.

We may enter into joint ventures and other shared assets which will involve risks and conflicts of interests.

We and any Other Apollo Accounts may invest in shared assets typically through the formation of joint ventures that we and such fund control equally. Such joint venture investments will involve risks and conflicts of interests. See "—General Risks Related to Our Investments—We may make a substantial amount of joint venture investments, including with Apollo affiliates. Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on the financial condition of our joint venture partners and disputes between us and our joint venture partners."

Apollo may structure certain investments such that Apollo will face conflicting fiduciary duties to us and Other Apollo Accounts.

Apollo may structure certain investments such that one or more Other Apollo Accounts are offered the opportunity to participate in the debt tranche of an investment allocated to us. The Adviser and its affiliates owe fiduciary duties to the Other Apollo Accounts as well as to us. If the Other Apollo Accounts purchase high-yield securities or other debt instruments related to a property or real estate company that we hold an investment in (or if we make or have an investment in or, through the purchase of debt obligations become a lender to, a company or property in which an Other Apollo Account has a mezzanine or other debt investment), the Adviser and its affiliates will face a conflict of interest in respect of the advice given to, or the decisions made with regard to, such Other Apollo Accounts and us (e.g., with respect to the terms of such high-yield securities or other debt instruments, the enforcement of covenants, the terms of recapitalizations and the resolution of workouts or bankruptcies).

Apollo may raise and/or manage Other Apollo Accounts which could result in the reallocation of Apollo personnel and the direction of potential investments to such Other Apollo Accounts.

Apollo reserves the right to raise and/or manage Other Apollo Accounts, including stabilized and substantially stabilized real estate funds or separate accounts, dedicated managed accounts, investments suitable for lower risk, lower return funds or higher risk, higher return funds, real estate debt obligation and trading investment vehicles, real estate funds primarily making investments in a single sector of the real estate investment space (e.g., office, industrial, retail or multifamily) or making non-controlling investments in public and private debt and equity securities and/or investment funds that may have the same or similar investment objectives or guidelines as us, investment funds formed for specific geographical areas or investments, including those raised by us and one or more managed accounts (or other similar arrangements structured through an entity) for the benefit of one or more specific investors (or related group of investors) which, in each case, may have investment objectives or guidelines that overlap with ours. See "—Certain Other Apollo Accounts have similar or overlapping investment objectives and guidelines, and we will not be allocated certain opportunities and may be allocated only opportunities with lower relative returns." In particular, we expect that there will be overlap of real property and real estate-related securities investment opportunities with certain Other Apollo Accounts that are actively investing and similar overlap with future Other Apollo Accounts. The closing of an Other Apollo Account could result in the reallocation of Apollo personnel, including reallocation of existing real estate professionals, to such Other Apollo Account. In serving in these multiple capacities, they may have obligations to Other Apollo Accounts or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of our stockholders. In addition, potential investments that may be suitable for us may be directed toward such Other Apollo Account.

Apollo's potential involvement in financing a third party's purchase of assets from us could lead to potential or actual conflicts of interest.

We may from time to time dispose of all or a portion of an investment by way of a third-party purchaser's bid where Apollo or one or more Other Apollo Accounts is providing financing as part of such bid or acquisition of the investment or underlying assets thereof. This may include the circumstance where Apollo or one or more Other Apollo Accounts is making commitments to provide financing at or prior to the time such third-party purchaser commits to purchase such investments or assets from us. Such involvement of Apollo or one or more Other Apollo Accounts as such a provider of debt financing in connection with the potential acquisition of portfolio investments by third parties from us may give rise to potential or actual conflicts of interest.

Disputes between Apollo and our joint venture partners who have pre-existing investments with Apollo may affect our investments relating thereto.

Some of the third-party operators and joint-venture partners with which the Adviser may elect to co-invest our capital may have pre-existing investments with Apollo. The terms of these preexisting investments may differ from the terms upon which we invest with such operators and partners. To the extent a dispute arises between Apollo and such operators and partners, our investments relating thereto may be affected.

Certain principals and employees may be involved in and have a greater financial interest in the performance of other Apollo funds or accounts, and such activities may create conflicts of interest in making investment decisions on our behalf.

Certain of the principals and employees of the Adviser and/or the Dealer Manager may be subject to a variety of conflicts of interest relating to their responsibilities to us and the management of our real estate portfolio. Such individuals may serve in an advisory capacity to other managed accounts or investment vehicles, as members of an investment or advisory committee or a board of directors (or similar such capacity) for one or more investment funds, corporations, foundations or other organizations. Such positions may create a conflict between the services and advice provided to such entities and the responsibilities owed to us. The other managed accounts and/or investment funds in which such individuals may become involved may have investment objectives that overlap with ours. Furthermore, certain principals and employees of the Adviser may have a greater financial interest in the performance of such other funds or accounts than our performance. Such involvement may create conflicts of interest in making investments on our behalf and such other funds and accounts. Such principals and employees will seek to limit any such conflicts in a manner that is in accordance with their fiduciary duties to us and such organizations.

The Adviser may face conflicts of interests in choosing our service providers and certain service providers may provide services to the Dealer Manager, the Adviser or Apollo on more favorable terms than those payable by us.

Certain advisors and other service providers or their affiliates (including accountants, administrators, lenders, bankers, brokers, attorneys, consultants, property managers and investment or commercial banking firms) that provide goods or services to us, Apollo and/or certain entities in which we have an investment may also provide goods or services to or have business, personal, financial or other relationships with Apollo and its other businesses. Such advisors and service providers may be investors in us, affiliates of the Dealer Manager or the Adviser, sources of investment opportunities or co-investors or commercial counterparties or entities in which Apollo and/or Other Apollo Accounts have an investment, and payments by us may indirectly benefit Apollo and/or such Other Apollo Accounts. Additionally, certain employees of the Adviser may have family members or relatives employed by such advisors and service providers. The Adviser and/or its affiliates may also provide administrative services to us. These relationships may influence us, Apollo and/or the Adviser in deciding whether to select or recommend such a service provider to perform services for us or a portfolio property (the cost of which will generally be borne directly or indirectly by us or such portfolio property, as applicable).

Apollo has established a joint venture with an existing leading national title agent to create a new title company (the "Title Company"). The Title Company acts as an agent for certain large underwriters in issuing title policies for investments by Other Apollo Accounts as well as non-Apollo investments where applicable. The Title Company and any such title agents place title insurance and provide title services for property owned by, and/or portfolio companies of, Other Apollo Accounts, and may serve in such capacities for us, and, as a result, Apollo, through its interest in such entity, receives or will receive fees and compensation resulting from its investments. It is expected that certain Apollo affiliates will also provide other services in respect of our investments from time to time, including, but not limited to, operating platforms providing property management, leasing oversight and administrative corporate services.

Employees of these affiliates may also receive performance-based compensation in respect of our investments. The fees and expenses of such Apollo-affiliated service providers (and, if applicable, their employees) will be borne by our investments and there will be no related offset to the management fee we will pay to the Adviser. While Apollo believes that any such affiliated service providers, when engaged, generally provide (or will provide) services at rates equal to or better than those provided by third parties (even in jurisdictions where insurance rates are statutorily determined), there is an inherent conflict of interest that may incentivize Apollo to engage its affiliated service provider over a third party.

Advisors and service providers, or their affiliates, often charge different rates or have different arrangements for different types of services. With respect to service providers, for example, the fee for a given type of work may vary depending on the complexity of the matter as well as the expertise required and demands placed on the service provider. Therefore, to the extent the types of services used by us are different from those used by Apollo and its affiliates, the Adviser or its affiliates may pay different amounts or rates than those paid by us.

The personnel of the Dealer Manager and the Adviser may trade in securities for their own accounts, subject to restrictions applicable to Apollo personnel.

The officers, directors, members, managers and employees of the Dealer Manager and the Adviser may trade in securities for their own accounts, subject to restrictions and reporting requirements as may be required by law and Apollo policies, or otherwise determined from time to time by the Dealer Manager or the Adviser.

We may be subject to additional potential conflicts of interests as a consequence of Apollo's status as a public company.

As a consequence of Apollo's status as a public company, our officers, directors, members, managers and employees and those of the Adviser may take into account certain considerations and other factors in connection with the management of the business and affairs of us and our affiliates that would not necessarily be taken into account if Apollo were not a public company.

Risks Related to our REIT Status and Certain Other Tax Items

If we do not qualify as a REIT, we will be subject to tax as a regular corporation and could face a substantial tax liability.

We expect to operate so as to qualify as a REIT under the Code beginning with our taxable year ending December 31, 2023. However, qualification as a REIT involves the application of highly technical and complex Code provisions for which only a limited number of judicial or administrative interpretations exist. Notwithstanding the availability of cure provisions in the Code, various compliance requirements could be failed and could jeopardize our REIT status. Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT. If we fail to qualify as a REIT in any tax year, then:

•
we would be taxed as a regular domestic corporation, which under current laws, among other things, means being unable to deduct distributions to stockholders in computing taxable income and being subject to federal income tax on our taxable income at regular corporate income tax rates;
•
any resulting tax liability could be substantial and could have a material adverse effect on our book value;
•
unless we were entitled to relief under applicable statutory provisions, we would be required to pay taxes, and thus, our cash available for distribution to stockholders would be reduced for each of the years during which we did not qualify as a REIT and for which we had taxable income; and
•
we generally would not be eligible to requalify as a REIT for the subsequent four full taxable years.

To maintain our REIT status, we may have to borrow funds on a short-term basis during unfavorable market conditions.

To qualify as a REIT, we generally must distribute annually to our stockholders a minimum of 90% of our net taxable income, determined without regard to the dividends-paid deduction and excluding net capital gains. We will be subject to regular corporate income taxes on any undistributed REIT taxable income each year. Additionally, we will be subject to a 4% nondeductible excise tax on any amount by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from previous years. Payments we make to our stockholders under our share repurchase plan will not be taken into account for purposes of these distribution requirements. If we do not have sufficient cash to make distributions necessary to preserve our REIT status for any year or to avoid taxation, we may be forced to borrow funds or sell assets even if the market conditions at that time are not favorable for these borrowings or sales.

Compliance with REIT requirements may cause us to forego otherwise attractive opportunities, which may hinder or delay our ability to meet our investment objectives and reduce our overall return.

To qualify as a REIT, we are required at all times to satisfy tests relating to, among other things, the sources of our income, the nature and diversification of our assets, the ownership of our shares and the amounts we distribute to our stockholders. Compliance with the REIT requirements may impair our ability to operate solely on the basis of maximizing profits. For example, we may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution.

Compliance with REIT requirements may force us to liquidate otherwise attractive investments.

To qualify as a REIT, at the end of each calendar quarter, at least 75% of our assets must consist of cash, cash items, government securities and qualified real estate assets. The remainder of our investments in securities (other than qualified real estate assets and government securities) generally cannot include more than 10% of the voting securities of any one issuer or more than 10% of the value of the outstanding securities of any one issuer unless we and such issuer jointly elect for such issuer to be treated as a "taxable REIT subsidiary" under the Code. Additionally, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 20% of the value of our assets may be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements, we must dispose of a portion of our assets within 30 days after the end of the calendar quarter in order to avoid losing our REIT status and suffering adverse tax consequences. In order to satisfy these requirements, we may be forced to liquidate otherwise attractive investments.

Our charter will not permit any person or group to own more than 9.8% of our outstanding common stock or of our outstanding capital stock of all classes or series, and attempts to acquire our common stock or our capital stock of all other classes or series in excess of these 9.8% limits would not be effective without an exemption from these limits by our board of directors.

For us to qualify as a REIT under the Code, not more than 50% of the value of our outstanding stock may be owned directly or indirectly, by five or fewer individuals (including certain entities treated as individuals for this purpose) during the last half of a taxable year. For the purpose of assisting our qualification as a REIT for U.S. federal income tax purposes, among other purposes, commencing May 31, 2023, our charter will prohibit beneficial or constructive ownership by any person or group of more than a certain percentage, which is expected to be 9.8%, in value or by number of shares, whichever is more restrictive, of the outstanding shares of our outstanding common stock or 9.8% in value of our outstanding capital stock of all classes or series, which we refer to as the "ownership limit." The constructive ownership rules under the Code and our charter are complex and may cause shares of the outstanding common stock owned by a group of related persons to be deemed to be constructively owned by one person. As a result, the acquisition of less than 9.8% of our outstanding common stock or our capital stock by a person could cause another person to own constructively in excess of 9.8% of our outstanding common stock or our stock, respectively, and thus violate the ownership limit. There can be no assurance that our board of directors, as permitted in the charter, will not decrease this ownership limit in the future. Any attempt to own or transfer shares of our common stock or capital stock in excess of the ownership limit without the consent of our board of directors will result either in the shares in excess of the limit being transferred by operation of the charter to a charitable trust, and the person who attempted to acquire such excess shares not having any rights in such excess shares, or in the transfer being void.

The ownership limit may have the effect of precluding a change in control of us by a third party, even if such change in control would be in the best interests of our stockholders or would result in receipt of a premium to the price of our common stock (and even if such change in control would not reasonably jeopardize our REIT status). Any exemptions to the ownership limit we grant may limit the power of our board of directors to increase the ownership limit or grant further exemptions in the future.

Ownership of one or more of our tenants by a significant stockholder could cause us to fail to satisfy the REIT gross income tests.

Notwithstanding the 9.8% ownership limits in our charter, discussed above, our board of directors may grant a waiver of the ownership limit to one or more stockholders. As a result, one or more of our stockholders may own 10% of more of our stock (a "10% Stockholder"). If any such 10% Stockholder, actually or taking into account certain constructive ownership rules, owns 10% or more of any tenant, rents from such tenant will cease to qualify as "rents from real property" for purposes of the REIT gross income tests. We intend to conduct diligence in respect of ownership of our tenants by any 10% Stockholder; however, given the broad attribution rules that apply for this purpose, we may not have access to all information relevant for this determination and we may not be able in all cases to identify any such related party tenants in a timely manner. If one or more tenants of ours becomes a related party tenant for purposes of the rules described above, non-qualifying rents received from such tenant could cause us to fail our REIT gross income tests, in which case we could fail to qualify as a REIT or could be required to pay a penalty tax to retain our REIT qualification.

Non-U.S. stockholders may be subject to U.S. federal income tax upon their receipt of certain distributions from us or upon their disposition of shares of our common stock.

In addition to any potential withholding tax on ordinary dividends, a non-U.S. stockholder, other than a "qualified shareholder" or a "qualified foreign pension fund," that disposes of a "U.S. real property interest" ("USRPI") (which includes shares of stock of a U.S. corporation whose assets consist principally of USRPIs), or that receives a distribution from a REIT that is attributable to gains from such a disposition, is generally subject to U.S. federal income tax under the Foreign Investment in Real Property Tax Act of 1980, as amended ("FIRPTA"), on the amount received from (or, in the case of a distribution, to the extent attributable to gains from) such disposition. Such tax does not apply, however, to the disposition of stock in a REIT that is "domestically controlled." Generally, a REIT is domestically controlled if less than 50% of its stock, by value, has been owned directly or indirectly by non-U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT's existence. There can be no assurance that we will qualify as a domestically controlled REIT. If we were to fail to so qualify, amounts received by a non-U.S. stockholder on certain dispositions of shares of our common stock would be subject to tax under FIRPTA, unless (i) shares of our common stock were regularly traded on an established securities market and (ii) the non-U.S. stockholder did not, at any time during a specified testing period, hold more than 10% of our common stock, taking into account certain attribution rules. Furthermore, certain distributions by us may be subject to tax under FIRPTA unless the conditions in clauses (i) and (ii) of the immediately preceding sentence are satisfied, subject to certain exceptions.

Investments outside the United States may subject us to additional taxes and could present additional complications to our ability to satisfy the REIT qualification requirements.

Non-U.S. investments may subject us to various non-U.S. tax liabilities, including withholding taxes. In addition, operating in functional currencies other than the U.S. dollar and in environments in which real estate transactions are typically structured differently than they are in the United States or are subject to different legal rules may present complications to our ability to structure non-U.S. investments in a manner that enables us to satisfy the REIT qualification requirements.

We may incur tax liabilities that would reduce our cash available for distribution to our stockholders.

Even if we qualify and maintain our status as a REIT, we may become subject to U.S. federal income taxes and related state and local taxes. For example, net income from the sale of properties that are "dealer" properties sold by a REIT (a "prohibited transaction" under the Code) will be subject to a 100% tax. We may not make sufficient distributions to avoid excise taxes applicable to REITs. Similarly, if we were to fail an income test (and did not lose our REIT status because such failure was due to reasonable cause and not willful neglect) we would be subject to tax on the income that does not meet the income test requirements. We also may decide to retain net capital gain we earn from the sale or other disposition of our investments and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also may be subject to state and local taxes on our income or property, including franchise, payroll, mortgage recording and transfer taxes, either directly or at the level of the other companies through which we indirectly own our assets, such as our taxable REIT subsidiaries, which are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for distribution to our stockholders.

Our board of directors is authorized to revoke our REIT election without stockholder approval, which may cause adverse consequences to our stockholders.

Our charter authorizes our board of directors to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that changes to U.S. federal income tax laws and regulations or other considerations mean it is no longer in our best interests to qualify as a REIT. Our board of directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in our best interests and in the best interests of our stockholders. In this event, we would become subject to U.S. federal income tax on our taxable income and we would no longer be required to distribute most of our net income to our stockholders, which may cause a reduction in the total return to our stockholders.

Stockholders may have current tax liability on distributions they that they elect to reinvest in our common stock.

If a stockholder participates in our distribution reinvestment plan, such stockholder will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. Therefore, unless such stockholder are a tax-exempt entity, such stockholder may be forced to use funds from other sources to pay its tax liability on the reinvested dividends.

Generally, ordinary dividends payable by REITs do not qualify for reduced U.S. federal income tax rates.

The maximum tax rate applicable to qualified dividend income payable to certain non-corporate U.S. stockholders has been reduced by legislation to 20%. Dividends payable by REITs, however, generally are not eligible for the reduced rates. Although this legislation does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause certain non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could affect our ability to raise capital.

"Fast-Pay Stock" rules may apply to certain classes of our shares.

Under Treasury Regulations promulgated under Section 7701(l) of the Code, if stock of a corporation is structured so that dividends paid with respect to the stock are economically (in whole or in part) a return of such stockholder's investment (rather than a return on such stockholder's investment), such stock could be characterized as "fast-pay stock." Under such regulations, if shares pay a dividend that is reasonably expected to decline over time, as opposed to fluctuate or remain constant, such shares are presumed to be fast-pay stock unless clearly demonstrated otherwise. Our Class A-II shares and Class A-III shares, to the extent they are issued, will be subject to a reduced management fee for a limited period. As a result, distributions on such shares are expected to decrease after the expiration of this reduced management fee, and the shares will be subject to the presumption described above. However, although not free from doubt, we do not believe that such shares should be characterized as fast-pay stock and we do not intend to treat such shares as fast-pay stock because we believe the facts clearly demonstrate that the additional distributions on such shares reflect an additional return on the stockholders' investment, rather than a return of the stockholders' original investment in such shares. If the Internal Revenue Service ("IRS") were to successfully assert that our Class A-II shares and Class A-III shares are classified as fast-pay stock, holders of our shares, including other classes of our shares, could be required to include additional amounts in income, and additional filing requirements and penalties could apply. Prospective investors should consult with their tax advisors regarding the potential consequences of our shares being treated as fast-pay stock.

We may be subject to adverse legislative or regulatory tax changes.

At any time, the tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be amended. We cannot predict when or if any new law, regulation or administrative interpretation, or any amendment to any existing law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in, or any new, tax law, regulation or administrative interpretation.

The failure of a mezzanine loan to qualify as a real estate asset could adversely affect our ability to qualify as a REIT.

We may acquire mezzanine loans, for which the IRS has provided a safe harbor but not rules of substantive law. Pursuant to the safe harbor, if a mezzanine loan meets certain requirements, it will be treated by the IRS as a real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the REIT 75% income test. We may acquire mezzanine loans that do not meet all of the requirements of this safe harbor. In the event we own a mezzanine loan that does not meet the safe harbor, the IRS could challenge such loan's treatment as a real estate asset for purposes of the REIT asset and income tests and, if such a challenge were sustained, we could fail to qualify as a REIT.

If our Operating Partnership failed to qualify as a partnership or is not disregarded for U.S. federal income tax purposes, we would cease to qualify as a REIT.

If the IRS were to successfully challenge the status of our Operating Partnership as a partnership or disregarded entity for U.S. federal income tax purposes, it would be taxable as a corporation. In the event that this occurs, it would reduce the amount of distributions that our Operating Partnership could make to us. This would also result in our failing to qualify as a REIT and becoming subject to a corporate-level tax on our income, which would substantially reduce our cash available to pay distributions.

Retirement Plan Risks

If the fiduciary of an employee benefit plan subject to the Employee Retirement Income Security Act of 1974, as amended, or ERISA, fails to meet the fiduciary and other standards under ERISA, the Code or common law as a result of an investment in our stock, the fiduciary could be subject to civil penalties.

There are special considerations that apply to investing in our shares on behalf of a trust, pension, profit sharing or 401(k) plans, health or welfare plans, trusts, individual retirement accounts, or IRAs, or Keogh plans. If stockholders are investing the assets of any of the entities identified in the prior sentence in our common stock, such stockholder should satisfy themselves that:

•
the investment is consistent with such stockholders' fiduciary obligations under applicable law, including common law, ERISA and the Code;
•
the investment is made in accordance with the documents and instruments governing the trust, plan or IRA, including a plan's investment policy;
•
the investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Code;
•
the investment will not impair the liquidity of the trust, plan or IRA;
•
the investment will not produce "unrelated business taxable income" for the plan or IRA;
•
our stockholders will be able to value the assets of the plan annually in accordance with ERISA requirements and applicable provisions of the plan or IRA; and
•
the investment will not constitute a non-exempt prohibited transaction under Section 406 of ERISA or Section 4975 of the Code.

Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA, the Code, or other applicable statutory or common law may result in the imposition of civil penalties, and can subject the fiduciary to equitable remedies. In addition, if an investment in our shares constitutes a non-exempt prohibited transaction under Title I of ERISA or Section 4975 of the Code, the fiduciary that authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested.

If our assets at any time are deemed to constitute "plan assets" under ERISA, that may lead to the rescission of certain transactions, tax or fiduciary liability and our being held in violation of certain ERISA and Code requirements.

Stockholders subject to ERISA should consult their own advisors as to the effect of ERISA on an investment in the shares. As discussed under "Certain ERISA Considerations," if our assets are deemed to constitute "plan assets" of stockholders that are ERISA Plans (as defined below) (i) certain transactions that we might enter into in the ordinary course of our business might have to be rescinded and may give rise to certain excise taxes and fiduciary liability under Title I of ERISA and/or Section 4975 of the Code; (ii) our management, as well as various providers of fiduciary or other services to us (including the Adviser), and any other parties with authority or control with respect to us or our assets, may be considered fiduciaries or otherwise parties in interest or disqualified persons for purposes of the fiduciary responsibility and prohibited transaction provisions of Title I of ERISA and Section 4975 of the Code; and (iii) the fiduciaries of stockholders that are ERISA Plans would not be protected from "co-fiduciary liability" resulting from our decisions and could be in violation of certain ERISA requirements.

Accordingly, prospective investors that are (i) "employee benefit plans" (within the meaning of Section 3(3) of ERISA), which are subject to Title I of ERISA; (ii) "plans" defined in Section 4975 of the Code, which are subject to Section 4975 of the Code (including "Keogh" plans and "individual retirement accounts"); or (iii) entities whose underlying assets are deemed to include plan assets within the meaning of Section 3(42) of ERISA and the regulations thereunder (e.g., an entity of which 25% or more of the total value of any class of equity interests is held by IRAs) (each such plan, account and entity described in clauses (i), (ii) and (iii) we refer to as "ERISA Plans") should consult with their own legal, tax, financial and other advisors prior to investing to review these implications in light of such investor's particular circumstances. The sale of our common stock to any ERISA Plan is in no respect a representation by us or any other person associated with the offering of shares of our common stock that such an investment meets all relevant legal requirements with respect to investments by plans generally or any particular plan, or that such an investment is appropriate for plans generally or any particular plan.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Investments in Real Properties

For an overview of our real estate investments, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Portfolio."

Principal Executive Office

Our principal executive office is located at 9 West 57th Street, New York, New York 10019, telephone 212-515-3200.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. See "Note 8 - Commitments and Contingencies" for further detail regarding any legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Offering of Common Stock

The Offering consists of nine classes of our common stock, Class S shares, Class D shares, Class I shares, Class F-S shares, Class F-D shares, Class F-I shares, Class A-I shares, Class A-II shares, and Class A-III shares. The different classes of common stock have varying upfront selling commissions, dealer manager fees, ongoing stockholder servicing fees, management fees, and performance participation allocations. Other than the difference in fees noted, each class of common stock has the same economics and voting rights. Shares of our common stock are not listed for trading on a stock exchange or other securities market. The following table details the selling commissions, dealer manager fees, and stockholder servicing fee for each applicable share class as of December 31, 2022. As of March 9, 2023 there were 312 holders of record of our Class F-I common stock.

	Class S Shares	Class D Shares	Class I Shares	Class F-S Shares	Class F-D Shares	Class F-I Shares	Class A-I Shares	Class A-II Shares	Class A-III Shares
Selling commissions and dealer manager fees (% of transaction price)	up to 3.5%	up to 1.5%	—	up to 3.5%	up to 1.5%	—	—	—	—
Stockholder servicing fee (% of NAV)	0.85%	0.25%	—	0.85%	0.25%	—	—	—	—

For Class S shares and Class F-S shares sold in the primary offering, investors will pay upfront selling commissions of up to 3% and dealer manager fees of up to 0.5% of the transaction price; however, such amounts may vary at certain participating broker-dealers, provided that the sum will not exceed 3.5% of the transaction price. For Class D shares and Class F-D shares sold in the primary offering, investors will pay upfront selling commissions of up to 1.5% of the transaction price.

The Dealer Manager, a registered broker-dealer affiliated with the Adviser, serves as the dealer manager for the Offering and is entitled to receive stockholder servicing fees of 0.85% per annum of the aggregate NAV for Class S shares and Class F-S shares. For Class D shares and Class F-D shares, a charge of 0.25% per annum of the aggregate NAV will be charged for stockholder servicing fees.

The Dealer Manager anticipates that all or a portion of the upfront selling commissions, dealer manager fees, and ongoing stockholder servicing fees will be retained by, or reallowed (paid) to, the participating broker dealers. Through December 31, 2022, the Dealer Manager had not retained any upfront selling commissions, dealer manager fees, or stockholder servicing fees.

The purchase price per share for each class of our common stock will generally equal our prior month's NAV per share, as determined monthly, plus applicable selling commissions and dealer manager fees. Our NAV for each class of shares is based on the net asset value of our investments (including real estate-related securities), the addition of any other assets (such as cash on hand) and the deduction of any liabilities, including the allocation/accrual of any performance participation, and any stockholder servicing fees applicable to such class of shares. Please refer to "Net Asset Value Calculation and Valuation Guidelines" in the prospectus for the Offering for further details on how our NAV is determined.

The following table represents our monthly NAV per share for each of the nine classes of shares in the Offering as of December 31, 2022:

	Class S Shares	Class D Shares	Class I Shares	Class F-S Shares	Class F-D Shares	Class F-I Shares	Class A-I Shares	Class A-II Shares	Class A-III Shares
December 31, 2022	$—	$—	$—	$—	$—	$20.02	$—	$—	$—

During the period from the commencement of the Offering through December 22, 2022, when we broke escrow for the Offering, the transaction price of each class of our common stock was $20.00 per share, plus applicable selling commissions and dealer manager fees.

Net Asset Value

We calculate NAV per share in accordance with the valuation guidelines that have been approved by our board of directors. The following table provides a breakdown of the major components of our NAV as of December 31, 2022 ($ and share/units in thousands):

Components of NAV	December 31, 2022
Cash	$131,589
Other assets	5,000
Net asset value	$136,589
Number of outstanding shares/units	6,824

The following table provides a breakdown of our total NAV and NAV per share/unit by class as of December 31, 2022 ($ and share/units in thousands, except per share/unit data):

NAV Per Share/Unit	Class F-I Shares	Third-party Operating Partnership Units(1)	Total
Net asset value	$36,505	$100,084	$136,589
Number of outstanding shares/units	1,824	5,000	6,824
NAV per share/unit as of December 31, 2022	$20.02	$20.02

___________

(1)
Includes the partnership interests of the Operating Partnership held by a party other than us.

The following table reconciles stockholders' equity per our consolidated balance sheet prepared in accordance with United States generally accepted accounting principles ("GAAP") to our NAV ($ in thousands):

Reconciliation of Stockholders' Equity to NAV	For the period February 18, 2022 (date of initial capitalization) through December 31, 2022
Stockholders' equity under U.S. GAAP	$128,291
Adjustments:
Organization and offering costs	6,620
General and administrative expenses	1,678
NAV	$136,589

The following details the adjustments to reconcile GAAP stockholders' equity to our NAV:

•
The Adviser has agreed that it and/or its affiliates will advance organization and offering expenses on our behalf (including legal, accounting, and other expenses attributable to our organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) through December 22, 2023. We will reimburse the Adviser and its affiliates for all such advanced expenses ratably over a 60-month period beginning on December 22, 2023. Under GAAP, organization costs are expensed as incurred and offering costs are charged to equity as such amounts are incurred. For NAV, such costs will be recognized as a reduction of NAV as they are reimbursed to the Adviser.
•
The Adviser has agreed that it and/or its affiliates will advance certain general and administrative expenses on our behalf through December 22, 2023. We will reimburse the Adviser and its affiliates for all such advanced expenses ratably over a 60-month period beginning on December 22, 2023. Under GAAP, general and administrative costs are expensed as incurred, but for NAV, such costs will be recognized as a reduction of NAV as they are reimbursed to the Adviser.

Distribution Policy

As of December 31, 2022, we had not declared any distributions. We intend to declare monthly distributions based on record dates established by our board of directors and pay such distributions on a monthly basis commencing with the second quarter of 2023. We intend to distribute sufficient income so that we satisfy the requirements to qualify as a REIT. In order to qualify as a REIT, we are required to distribute 90% of our annual REIT taxable income, determined without regard to dividends-paid deduction and excluding net capital gains, to our stockholders. Generally, income distributed to stockholders will not be taxable under the code if we qualify as a REIT. We intend to make an election to be taxed as a REIT under section 856 through 860 of the Code commencing with our taxable year ending December 31, 2023.

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan whereby stockholders (other than an investor who is a resident of Alabama, Arkansas, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Minnesota, Mississippi, Nebraska, New Hampshire, New Jersey, North Carolina, Ohio, Oregon, Vermont and Washington or is a client of a participating broker-dealer that does not permit automatic enrollment in the distribution reinvestment plan) will have their cash distributions automatically reinvested in additional shares of common stock unless they elect to receive their distributions in cash. Any investor who is a resident of Alabama, Arkansas, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Minnesota, Mississippi, Nebraska, New Hampshire, New Jersey, North Carolina, Ohio, Oregon, Vermont and Washington or is a client of a participating broker-dealer that does not permit automatic enrollment in the distribution reinvestment plan will automatically receive their distributions in cash unless they elect to have their cash distributions reinvested in additional shares of common stock. The per share purchase price for shares purchased pursuant to the distribution reinvestment plan will be equal to the offering price before upfront selling commissions and dealer manager fees (the "transaction price") at the time the distribution is payable, which will generally be equal to our prior month's NAV per share for that share class. Stockholders will not pay upfront selling commissions or dealer manager fees when purchasing shares pursuant to the distribution reinvestment plan. The stockholder servicing fees with respect to shares of our Class S shares, Class D shares, Class F-S shares, and Class F-D shares are calculated based on the NAV for those shares and may reduce the NAV or, alternatively, the distributions payable with respect to shares of each such class, including shares issued in respect of distributions on such shares under the distribution reinvestment plan.

Unregistered Sale of Equity Securities

On February 18, 2022, we issued 10,000 shares of Class I common stock, par value $0.01 per share, to Apollo ARIS Holdings LLC, an indirect wholly-owned subsidiary of Apollo, for an aggregate purchase price of $200,000. These 10,000 shares of Class I common stock were subsequently exchanged to 10,000 shares of Class F-I common stock. No sales commission or other consideration was paid in connection with the sale. The sale was consummated without registration under the Securities Act, in reliance upon the exemption from registration set forth in Section 4(a)(2) of the Securities Act as transactions not involving any public offering.

On December 22, 2022, we issued 5,000,000 Class A-I units of the Operating Partnership in a private placement to an affiliate of Apollo for an aggregate purchase price of $100 million. The sale was consummated without registration under the Securities Act, in reliance upon the exemption from registration set forth in Section 4(a)(2) of the Securities Act as transactions not involving any public offering.

As described in "Note 4 - Related Party Transactions" to our consolidated financial statements, the Adviser is entitled to an annual management fee payable monthly in cash, shares of common stock, or units in the Operating Partnership, in each case at the Adviser's election. For the period ended December 31, 2022, the Adviser did not receive a management fee as it elected to waive its management fee until the date on which we close our first investment.

The Special Limited Partner is also entitled to an annual performance participation allocation. As further described in "Note 4 - Related Party Transactions" to our consolidated financial statements, the Special Limited Partner had not earned a performance participation interest as of December 31, 2022.

Use of Offering Proceeds

On June 29, 2022, the Registration Statement on Form S-11 (File No. 333-264456) for the Offering was declared effective under the Securities Act. The offering price for each class of our common stock is determined monthly and is made available on our website and in prospectus supplement filings.

During the year ended December 31, 2022, we received net proceeds of $36.3 million from the Offering. The following table summarizes certain information about the Offering proceeds therefrom ($ in thousands except for share data):

Class F-I Shares
Offering proceeds:
Shares sold	1,814
Gross offering proceeds	36,275
Selling commissions and dealer manager fees	—
Accrued stockholder servicing fees	—
Net offering proceeds	$36,275

We intend to use the net proceeds from the Offering to (i) make investments in accordance with our investment strategy and policies, (ii) reduce borrowings and repay indebtedness incurred under various financing agreements we may enter into and (iii) fund repurchases under our share repurchase plan.

Share Repurchase Plan

We have adopted a share repurchase plan, whereby on a monthly basis, stockholders may request that we repurchase all or any portion of their shares. We may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular month, in its discretion, subject to any limitations in the share repurchase plan. The aggregate NAV of total repurchases of Class S shares, Class D shares, Class I shares, Class F-S shares, Class F-D shares, Class F-I shares, Class A-I shares, Class A-II shares, Class A-III shares and Class E shares will be limited to 2% of the aggregate NAV per month and 5% of the aggregate NAV per calendar quarter. Shares would be repurchased at a price equal to the transaction price on the applicable repurchase date. Due to the illiquid nature of investments in real estate, we may not have sufficient liquid resources to fund repurchase requests and has established limitations on the amount of funds we may use for repurchases during any calendar month and quarter. Further, our board of directors may modify or suspend the share repurchase plan.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and accompanying notes included in Item 8. "Financial Statements and Supplementary Data" of this annual report on Form 10-K. In addition to historical data, this discussion contains forward-looking statements about our business, operations, and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed in Part I. Item 1A - "Risk Factors" in this annual report on Form 10-K.

Overview

We are a Maryland corporation formed on September 8, 2021. We were formed to invest primarily in a portfolio of diversified income-oriented commercial real estate in the United States. We are an externally advised, perpetual-life corporation that intends to qualify as a REIT for U.S. federal income tax purposes. We were formed to directly and indirectly acquire real estate and real estate-related assets and, to a lesser extent, commercial real estate debt. Our investment objectives are to invest in assets that will enable us to:

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

There can be no assurance that we will achieve our investment objectives. Our investments in primarily a portfolio of diversified institutional quality, income-oriented commercial real estate primarily in the United States will focus on a range of asset types. These may include office, hotel, industrial, multifamily and retail assets, as well as others, including, without limitation, healthcare, student housing, life sciences, hospitality, senior living, data centers, manufactured housing and storage properties. Our real estate debt or real estate-related debt securities investments will focus on non-distressed public and private real estate debt, including, but not limited to, commercial mortgage-backed securities, mortgages, loans, mezzanine and other forms of debt, and may also include preferred equity.

We intend to qualify as a REIT for U.S. federal income tax purposes beginning with our taxable year ending December 31, 2023. We plan to own all or substantially all of our assets through the Operating Partnership, a Delaware limited partnership, of which we are the sole general partner.

Our board of directors will, at all times, have ultimate oversight and policy-making authority over us, including responsibility for governance, financial controls, compliance and disclosure. However, pursuant to the Advisory Agreement between us and the Operating Partnership, on the one hand, and the Adviser, on the other hand, we have delegated to the Adviser the authority to source, evaluate and monitor our investment opportunities and make decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our board of directors.

We have registered with the SEC an offering of up to $5.0 billion in shares of common stock, consisting of up to $4.0 billion in shares in our primary offering and up to $1.0 billion in shares pursuant to our distribution reinvestment plan (the "Offering"). The share classes have different upfront selling commissions and ongoing stockholder servicing fees, as well as varying management and performance participation fees. See "Note 4 - Related Party Transactions" to our consolidated financial statements for additional information. As of December 22, 2022, we had satisfied the minimum offering requirement and our board of directors authorized the release of proceeds from escrow. We intend to continue selling shares in the Offering on a monthly basis.

As of March 9, 2023, we had received net proceeds of approximately $96.3 million from selling an aggregate of 4,810,249 shares of our Class F-I common stock. We have contributed the net proceeds from the Offering to our Operating Partnership in exchange for a corresponding number of Class F-I units.

Portfolio

As of December 31, 2022 we had no investments. Subsequent to December 31, 2022, we acquired an industrial property in Columbus, Ohio. See "Note 9 - Subsequent Events" to our consolidated financial statements for additional information.

Results of Operations

We commenced operations on December 22, 2022, the date on which we had satisfied the minimum offering requirements and our board of directors authorized the release of proceeds from escrow for the Offering. As of December 31, 2022, we had not made any investments, however we had signed a purchase and sale agreement and had made a $5.0 million deposit pursuant to such purchase and sale agreement for an industrial property in Columbus, Ohio, which we acquired subsequent to December 31, 2022.

The information below discusses our operations from the period of February 18, 2022 (the date of our initial capitalization) through December 31, 2022.

General and Administrative Expenses

During the period ended December 31, 2022, general and administrative expenses were $1.7 million, and consisted primarily of legal fees, accounting fees, and other professional services.

Organization Costs

During the period ended December 31, 2022, organization costs were $1.5 million, and consisted primarily of legal fees and other expenses related to our formation. We do not expect to incur such costs in the future as our formation is complete and we have commenced principal operations. See "Note 2 - Summary of Significant Accounting Policies" to our consolidated financial statements for additional information.

Interest Income

For the period ended December 31, 2022, interest income was $0.1 million, which consisted of interest earned on the net proceeds from the sale of our common stock and Operating Partnership units.

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

The Adviser has advanced on our behalf organization and offering costs of $6.6 million and general and administrative expenses of $1.7 million. The Advisor will continue to advance organization and offering costs and certain general and administrative expenses on our behalf until December 22, 2023. We will reimburse the Adviser ratably over 60 months beginning on December 23, 2023.

Over time, we generally intend to fund our cash needs for items other than asset acquisitions from operations. We expect our cash needs for acquisitions will be funded primarily from the sale of shares of our common stock and through the assumption or incurrence of debt.

Although we have not received any commitments from lenders, we may decide to incur indebtedness to fund acquisitions, to repurchase shares pursuant to our share repurchase plan and for any other corporate purpose. If we decide to incur indebtedness, we expect that it would afford us borrowing availability to fund repurchases. As our assets increase, however, it may not be commercially feasible or we may not be able to secure adequate borrowings to fund share repurchases.

Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets or equity issuances by the Operating Partnership or the sale of beneficial interests in specific Delaware statutory trusts holding real properties, including properties placed by the Operating Partnership or affiliates of Apollo. If necessary, we may use financings or other sources of capital to fund share repurchases or in the event of unforeseen significant capital expenditures. We have not yet identified any sources for these types of financings.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents ($ in thousands):

For the period February 18, 2022 (date of initial capitalization) through December 31, 2022
Cash flows provided by operating activities	$114
Cash flows used in investing activities	(5,000)
Cash flows provided by financing activities	136,275
Net increase in cash and cash equivalents	$131,389

Cash flows provided by operating activities were approximately $0.1 million for the period ended December 31, 2022, primarily as a result of interest income earned on our cash balances.

Cash flows used in investing activities were $5.0 million for the period ended December 31, 2022 relating to a deposit to acquire an investment.

Cash flows provided by financing activities were $136.3 million for the period ended December 31, 2022 primarily due to $36.3 million of proceeds from the issuance of our common stock and $100.0 million of proceeds from the issuance of Operating Partnership units in a private placement.

Critical Accounting Policies

Below is a discussion of the accounting policies that management believes will be critical once we acquire assets. We consider these policies critical because they involve significant judgments and assumptions and require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. Our accounting policies have been established to conform with GAAP. The preparation of the consolidated financial statements in accordance with GAAP requires management to use judgments in the application of such policies. These judgments will affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.

Principles of Consolidation

We will consolidate all entities that we control through either majority ownership or voting rights. In addition, we will consolidate all variable interest entities ("VIEs") of which we are considered the primary beneficiary. VIEs are defined as entities in which equity investors (i) do not have the characteristics of a controlling financial interest and/or (ii) do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The entity that consolidates a VIE is known as its primary beneficiary and is generally the entity with (i) the power to direct the activities that most significantly affect the VIE's economic performance and (ii) the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE.

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

Income Taxes

We intend to qualify as a REIT beginning with the year ending December 31, 2023, and as such, we will not be subject to U.S. federal income tax with respect to the portion of our income that meets certain criteria and is distributed annually to stockholders. We intend to operate in a manner that allows us to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. We will monitor the business and transactions that may potentially impact our REIT status. If we were to fail to meet these requirements, we could be subject to U.S. federal income tax on our taxable income at regular corporate rates. We would not be able to deduct distributions paid to stockholders in any year in which it fails to qualify as a REIT. We would also be disqualified for the four taxable years following the year during which qualification was lost unless we were entitled to relief under specific statutory provisions.

Recent Accounting Pronouncements

Any recently issued accounting pronouncements have been excluded as they either are not relevant to us or they are not expected to have a material impact on our Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We had no significant operations as of December 31, 2022. When we begin acquiring assets, we expect that our primary market risk exposure will be interest rate risk with respect to our indebtedness and credit risk with respect to our real-estate and real-estate debt investments and the use of derivative financial instruments, and market risk with respect to the use of derivative financial instruments. As of December 31, 2022, we had no indebtedness, real estate investments or real estate-related debt investments and did not use any derivative instruments.

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

Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. With regard to variable rate financing, we will assess our interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We will maintain risk management control systems to monitor interest rate cash flow risk attributable to both our outstanding and forecasted debt obligations as well as our potential offsetting hedge positions. While this hedging strategy will be designed to minimize the impact on our net income and funds from operations from changes in interest rates, our overall returns may be reduced.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of

Apollo Realty Income Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Apollo Realty Income Solutions, Inc. and subsidiaries (the "Company") as of December 31, 2022 and February 18, 2022 (date of initial capitalization), the related consolidated statements of operations, changes in equity, and cash flows, for the period from February 18, 2022 (date of initial capitalization) to December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and February 18, 2022 (date of initial capitalization), and the results of its operations and its cash flows for the period from February 18, 2022 (date of initial capitalization) to December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

New York, New York

March 10, 2023

We have served as the Company's auditor since 2022.

Apollo Realty Income Solutions, Inc.

Consolidated Balance Sheets

(in thousands - except share data)

	December 31, 2022	February 18, 2022 (Date of Initial Capitalization)
Assets
Cash and cash equivalents	$131,589	$200
Other assets	5,000	—
Total assets	$136,589	$200
Liabilities and Equity
Due to affiliates	$8,298	$—
Total liabilities	8,298	—
Commitments and contingencies (See Note 8)
Equity
Preferred stock, $0.01 par value per share, 100,000,000 and 0 shares authorized at December 31, 2022 and February 18, 2022 (Date of Initial Capitalization), respectively, and none issued and outstanding	—	—
Common stock, $0.01 par value per share (Note 6 - Equity)	18	1
Additional paid-in capital	31,367	199
Accumulated deficit	(815)	—
Total stockholders' equity	30,570	200
Non-controlling interest attributable to ARIS OP unitholders	97,721	—
Total equity	128,291	200
Total liabilities and equity	$136,589	$200

See accompanying footnotes to consolidated financial statements.

Apollo Realty Income Solutions, Inc.

Consolidated Statement of Operations

(in thousands - except share and per share data)

For the period February 18, 2022 (date of initial capitalization) through December 31, 2022
Revenues
Other income	$114
Total revenues	114
Expenses
General and administrative expenses	$(1,678)
Organization expenses	(1,487)
Total expenses	$(3,165)
Net loss	$(3,051)
Net loss attributable to non-controlling interests in ARIS OP	$(2,236)
Net loss attributable to ARIS stockholders	$(815)
Net loss per share of common stock, basic and diluted	$(12.13)
Weighted-average shares of common stock outstanding, basic and diluted	67,216

See accompanying footnotes to consolidated financial statements.

Apollo Realty Income Solutions, Inc.

Consolidated Statement of Changes in Equity

(in thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders Equity	Non-Controlling Interest	Total Equity
Balance at February 18, 2022 (Date of Initial Capitalization)	10	$—	$200	$—	200	$—	$200
Common stock issued	1,814	18	36,257	—	36,275	—	36,275
Offering costs	—	—	(5,090)	—	(5,090)	(43)	(5,133)
Net loss	—	—	—	(815)	(815)	(2,236)	(3,051)
Contributions from non-controlling interests	—	—	—	—	—	100,000	100,000
Balance at December 31, 2022	1,824	$18	$31,367	$(815)	$30,570	$97,721	$128,291

See accompanying footnotes to consolidated financial statements.

Apollo Realty Income Solutions, Inc.

Consolidated Statement of Cash Flows

(in thousands)

For the period February 18, 2022 (date of initial capitalization) through December 31, 2022
Cash flows from operating activities
Net loss	$(3,051)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in assets and liabilities:
Due to affiliate	3,165
Net cash provided by operating activities	114
Cash flows from investing activities:
Acquisitions of real estate	(5,000)
Net cash used in investing activities	(5,000)
Cash flows from financing activities:
Proceeds from issuance of common stock	36,275
Contributions from non-controlling interests	100,000
Net cash provided by financing activities	136,275
Net change in cash and cash equivalents	131,389
Cash and cash equivalents, beginning of period	200
Cash and cash equivalents, end of period	$131,589
Non-cash investing and financing activities
Accrued offering costs due to affiliate	$(5,133)

See accompanying footnotes to consolidated financial statements.

Apollo Realty Income Solutions, Inc.

Notes to Consolidated Financial Statements

Note 1 - Organization and Business Purpose

Apollo Realty Income Solutions, Inc. (the "Company") was formed on September 8, 2021 as a Maryland corporation. The Company is the sole general partner of ARIS Operating Partnership L.P., a Delaware limited partnership (the "Operating Partnership"). ARIS Special Limited Partner LLC (the "Special Limited Partner"), a subsidiary of Apollo Global Management, Inc. (together with its subsidiaries, "Apollo"), owns a special limited partner interest in the Operating Partnership. The Company was organized to invest primarily in a portfolio of diversified income-oriented commercial real estate in the United States. Substantially all of the Company's business will be conducted through the Operating Partnership. The Company commenced its operations on December 22, 2022 and is externally managed by ARIS Management, LLC (the "Adviser"), an indirect subsidiary of Apollo.

The Company has registered with the Securities and Exchange Commission (the "SEC") an offering of up to $5,000,000,000 in shares of common stock, consisting of up to $4,000,000,000 in shares in its primary offering and up to $1,000,000,000 in shares pursuant to its distribution reinvestment plan (the "Offering"). In the Offering, the Company intends to sell any combination of nine classes of shares of its common stock, Class S shares, Class D shares, Class I shares, Class F-S shares, Class F-D shares, Class F-I shares, Class A-I shares, Class A-II shares, and Class A-III shares with a dollar value up to the maximum offering amount. The share classes have different upfront selling commissions, ongoing stockholder servicing fees, management fees, and performance participation allocations. Until December 22, 2022, the per share purchase price for shares of the Company's common stock in its primary offering was $20.00 per share plus applicable upfront selling commissions and dealer manager fees. Thereafter, the purchase price per share for each class of common stock will vary and will generally equal the Company's prior month's net asset value ("NAV") per share, as calculated monthly, plus applicable upfront selling commissions and dealer manager fees. The Company also may issue Class E shares to certain of Apollo's affiliates and employees in one or more private placements; however, Class E shares are not being offered to the public pursuant to the Offering.

The Company intends to elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), commencing with the taxable year ending December 31, 2023. To maintain its tax qualification as a REIT, the Company will be required to distribute at least 90% of our taxable income, excluding net capital gains, to stockholders and meet certain other asset, income, and ownership tests.

The Company had no investments as of December 31, 2022. As of December 31, 2022, the Company had entered into an agreement to purchase an investment, which was acquired subsequent to December 31, 2022. See "Note 3 - Other Assets" and "Note 9 - Subsequent Events" for additional information.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and include the accounts of the Company and the Operating Partnership. All intercompany balances and transactions are eliminated in consolidation.

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the balance sheet date. Actual results may differ from those estimates.

Principles of Consolidation

The Company consolidates all entities that it controls through either majority ownership or voting rights. In addition, the Company consolidates all variable interest entities ("VIEs") of which it is considered the primary beneficiary. VIEs are defined as entities in which equity investors (i) do not have the characteristics of a controlling financial interest and/or (ii) do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The entity that consolidates a VIE is known as the primary beneficiary and is generally the entity with (i) the power to direct the activities that most significantly affect the VIE's economic performance, and (ii) the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE.

The Operating Partnership is considered to be a VIE. The Company consolidates this entity as it has the ability to direct the most significant activities of the entities such as purchases, dispositions, financings, budgets, and overall operating plans.

The accompanying consolidated financial statements include the accounts of the Company and the Company's subsidiary partnerships. Third party unitholders of Operating Partnership's share of the assets, liabilities and operations of the Operating Partnership is included in non-controlling interest as equity of the Company. The noncontrolling interest is generally computed based on third party unit-holders ownership percentage.

Risks and Uncertainties

Although there has been improved global economic activity due to global and domestic vaccination efforts, there are still various uncertainties around the impact COVID-19 and its variants will have on our business and the economy as a whole, including longer-term macroeconomic effects on supply chains, inflation and labor shortages. For example, in response to recent inflationary pressure, the U.S. Federal Reserve and other global central banks have raised interest rates in 2022 and have indicated likely further interest rate increases. The Company believes the estimates used in preparing its financial statements and related footnotes are reasonable and supportable based on the best information available to the Company as of December 31, 2022. The uncertainty over the ultimate impact of COVID-19 and its variants, supply chain disruptions and labor shortages, rising inflation and increases in interest rates on the global economy generally and the Company's business in particular may materially impact the accuracy of the estimates and assumptions used in the financial statements and related footnotes and, as a result, actual results may vary significantly from estimates.

Cash and Cash Equivalents

Cash and cash equivalents represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. The Company did not hold cash equivalents at December 31, 2022 and February 18, 2022.

Distribution Reinvestment Plan

The Company has adopted a distribution reinvestment plan whereby stockholders (other than an investor who is a resident of Alabama, Arkansas, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Minnesota, Mississippi, Nebraska, New Hampshire, New Jersey, North Carolina, Ohio, Oregon, Vermont and Washington or is a client of a participating broker-dealer that does not permit automatic enrollment in the distribution reinvestment plan) will have their cash distributions automatically reinvested in additional shares of common stock unless they elect to receive their distributions in cash. Any investor who is a resident of Alabama, Arkansas, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Minnesota, Mississippi, Nebraska, New Hampshire, New Jersey, North Carolina, Ohio, Oregon, Vermont and Washington or is a client of a participating broker-dealer that does not permit automatic enrollment in the distribution reinvestment plan will automatically receive their distributions in cash unless they elect to have their cash distributions reinvested in additional shares of common stock. The per share purchase price for shares purchased pursuant to the distribution reinvestment plan will be equal to the offering price before upfront selling commissions and dealer manager fees (the "transaction price") at the time the distribution is payable, which will generally be equal to the Company's prior month's NAV per share for that share class. Stockholders will not pay upfront selling commissions or dealer manager fees when purchasing shares pursuant to the distribution reinvestment plan. The stockholder servicing fees with respect to shares of the Company's Class S shares, Class D shares, Class F-S shares, and Class F-D shares are calculated based on the NAV for those shares and may reduce the NAV or, alternatively, the distributions payable with respect to shares of each such class, including shares issued in respect of distributions on such shares under the distribution reinvestment plan.

Income Taxes

The Company intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Code commencing with its taxable year ending December 31, 2023. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes its taxable income to its stockholders. REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and U.S. federal income and excise taxes on its undistributed income.

Earnings per Share of Common Stock

Basic earnings per share of common stock is computed by dividing net income or loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income or loss for the period by the weighted average number of shares of common stock and common stock equivalents outstanding (unless their effect is anti-dilutive) for the period. As there were no common stock equivalents outstanding during the period from February 18, 2022 (date of initial capitalization) through December 31, 2022 the calculation of basic and diluted earnings per share are equal.

Organization and Offering Expenses

The Adviser has agreed that it and/or its affiliates will advance organization and offering expenses on behalf of the Company (including legal, accounting, and other expenses attributable to the Company's organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) through December 22, 2023, the first anniversary of the escrow break for the Offering. The Company will reimburse the Adviser and its affiliates for all such advanced expenses ratably over a 60-month period beginning on December 22, 2023.

Organization costs are expensed as incurred and recorded as expenses on the Company's consolidated statement of operations and offering costs are charged to equity as such amounts are incurred. At December 31, 2022, the Adviser and its affiliates had incurred organization and offering costs on our behalf of $6.6 million, consisting of offering costs of $5.1 million and organization costs of $1.5 million. Such costs became the Company's liability on December 22, 2022, the date which the proceeds from the Offering were released from escrow. These organization and offering costs are recorded as a component of due to affiliates on the Company's consolidated balance sheet as of December 31, 2022. As of February 18, 2022, the Adviser and its affiliates had incurred organization and offering expenses on the Company's behalf of approximately $2.4 million, however this amount was not recorded on consolidated balance sheet as of that date because operations had not yet commenced.

Share Repurchases

The Company has adopted a share repurchase plan, whereby on a monthly basis, stockholders may request that the Company repurchase all or any portion of their shares. The Company may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular month, in its discretion, subject to any limitations in the share repurchase plan. The aggregate NAV of total repurchases of Class S shares, Class D shares, Class I shares, Class F-S shares, Class F-D shares, Class F-I shares, Class A-I shares, Class A-II shares, Class A-III shares and Class E shares will be limited to 2% of the aggregate NAV per month and 5% of the aggregate NAV per calendar quarter. Shares would be repurchased at a price equal to the transaction price on the applicable repurchase date. Due to the illiquid nature of investments in real estate, the Company may not have sufficient liquid resources to fund repurchase requests and has established limitations on the amount of funds the Company may use for repurchases during any calendar month and quarter. Further, the Company's board of directors may modify or suspend the share repurchase plan.

Recent Accounting Pronouncements

Any recently issued accounting pronouncements have been excluded as they either are not relevant to us or they are not expected to have a material impact on our consolidated financial statements.

Note 3 - Other Assets

As of December 31, 2022, the Company had signed a purchase and sale agreement, and had made a $5.0 million deposit pursuant to such purchase and sale agreement to acquire an industrial property in Columbus, Ohio. Subsequent to year end, the Company completed the acquisition of this asset. Refer to "Note 9 - Subsequent Events" for additional information.

Note 4 - Related Party Transactions

Pursuant to the Advisory Agreement between the Company and the Operating Partnership, on the one hand, and the Adviser, on the other hand, the Adviser is responsible for sourcing, evaluating and monitoring the Company's investment opportunities and making decisions related to the acquisition, management, financing and disposition of the Company's assets, in accordance with the Company's investment objectives, guidelines, policies and limitations, subject to oversight by the Company's board of directors.

Certain affiliates of the Company, including the Adviser, will receive fees and compensation in connection with the Offering and ongoing management of the assets of the Company. The Adviser will be paid a management fee equal to 1.25% of NAV per annum, payable monthly on Class S shares, Class D shares, and Class I shares. The Adviser will be paid a management fee equal to 1.0% of NAV per annum, payable monthly on Class F-S shares, Class F-D shares, Class F-I shares, and Class A-I shares. The Adviser will be paid a management fee equal to 1.0% of NAV for Class A-II shares per annum payable monthly; and provided that, for the period of January 1, 2023 through June 30, 2026, this management fee will be reduced to 0.92% of NAV for Class A-II shares per annum payable monthly. The Adviser will be paid a management fee equal to 1.0% of NAV for Class A-III shares per annum payable monthly; and provided that, for the period of January 1, 2023 through December 31, 2026, this management fee will be reduced to 0.85% of NAV for Class A-III shares per annum payable monthly. Subsequent to year end the measurement date for Class A-I shares, Class A-II shares, and Class A-III shares were extended, please refer to "Note 9 - Subsequent Events" for more information. The management fee will be paid, at the Adviser's election, in cash, Class E shares, Class E units of the Operating Partnership or any combination thereof.

The Special Limited Partner holds a performance participation interest in the Operating Partnership that entitles it to receive an allocation from the Operating Partnership on Class S shares, Class D shares, and Class I shares equal to 12.5% of the annual Total Return, subject to a 5% annual Hurdle Amount and a High Water Mark, with a Catch-Up (each term as defined in the Operating Partnership limited partnership agreement). On Class F-S shares, Class F-D shares, and Class F-I shares, the Special Limited Partner is entitled to receive an allocation equal to 9.0% of the annual Total Return, subject to a 5% annual Hurdle Amount and a High Water Mark, with a Catch-Up (each term as defined in the Operating Partnership limited partnership agreement). Such allocation will accrue monthly and be made annually. There will not be a performance participation interest with respect to Class A-I shares, Class A-II shares, Class A-III shares, and Class E shares. The performance participation interest will be paid, at the Adviser's election, in cash, Class E shares, Class E units of the Operating Partnership or any combination thereof.

The Company may retain certain of the Adviser's affiliates for necessary services relating to the Company's investments or its operations, including any administrative services, construction, special servicing, leasing, development, property oversight and other property management services, as well as services related to mortgage servicing, group purchasing, healthcare, consulting/brokerage, capital markets/credit origination, loan servicing, property, title and/or other types of insurance, management consulting and other similar operational matters. Any such arrangements will be at market terms and rates. For the period from February 18, 2022 (date of initial capitalization) through December 31, 2022, the Company had not retained an affiliate of the Adviser for any such services.

In addition, Apollo Global Securities, LLC (the "Dealer Manager") will serve as the dealer manager for the Offering. The Dealer Manager is a registered broker-dealer affiliated with the Adviser. The Company entered into an agreement (the "Dealer Manager Agreement") with the Dealer Manager in connection with the Offering. Subject to the terms of the Dealer Manager Agreement, the Company's obligations to pay stockholder servicing fees with respect to the Class S shares, Class D shares, Class F-S shares, and Class F-D shares sold in the Offering shall survive until such shares are no longer outstanding (including because such shares have converted into Class I shares or Class F-I shares).

The Dealer Manager is entitled to receive selling commissions of up to 3.0%, and dealer manager fees of up to 0.5%, of the transaction price of each Class S share and Class F-S share sold in the primary offering; however, such amounts may vary at certain participating broker-dealers, provided that the sum will not exceed 3.5% of the transaction price. Participating broker-dealers are third-party broker-dealers engaged by the Dealer Manager to participate in the distribution of shares of the Company's common stock. The Dealer Manager is also entitled to receive selling commissions of up to 1.5% of the transaction price of each Class D share and Class F-D share sold in the primary offering. The Dealer Manager also receives a stockholder servicing fee of 0.85% and 0.25% per annum of the aggregate NAV of the Company's outstanding Class S and F-S shares and Class D and F-D shares, respectively. The Dealer Manager intends to enter into agreements with selected dealers that agree to distribute the Company's shares in the Offering, which will provide, among other things, for the reallowance of the full amount of the selling commissions and stockholder servicing fees to such selected dealers. The Company will cease paying the stockholder servicing fee with respect to any Class S share, Class D share, Class F-S share, or Class F-D share held in a shareholder's account at the end of the month in which the total selling commissions, dealer manager fees and stockholder servicing fees paid with respect to such shares would exceed, in the aggregate, 8.75% of the gross proceeds from the sale of such share. The Company will accrue the cost of the stockholder servicing fee as an offering cost at the time each Class S share, Class F-S share, Class D share, and Class F-D share is sold during the primary offering. There will not be a stockholder servicing fee, upfront selling commission or dealer manager fee with respect to Class I shares, Class F-I shares, Class A-I shares, Class A-II shares, and Class A-III shares.

The Company may also offer Class E shares, which will only be available to certain of Apollo's affiliates and employees, in one or more private placements. These shares are not being offered to the public pursuant to the Offering and will not incur any upfront selling costs, ongoing servicing costs, management fee or performance participation allocation.

On February 18, 2022, the Company was capitalized with a $200,000 investment by Apollo ARIS Holdings LLC, an indirect wholly-owned subsidiary of Apollo, in exchange for 10,000 shares of Class I common stock. On November 11, 2022, 10,000 shares of Class I common stock held by Apollo ARIS Holdings LLC were exchanged for 10,000 shares of Class F-I common stock.

On November 29, 2022, the Company entered into an OP Unit subscription agreement with an affiliate of Apollo and issued 5,000,000 Class A-I Operating Partnership units for the aggregate consideration of $100.0 million.

Due to Affiliates

The following table details the Company's expenses that are due to its Adviser:

	December 31, 2022	February 18, 2022
Organization and offering	$6,620	$—
General and administrative	1,678	—
Total	$8,298	$—

Organization and Offering Expenses

The Adviser has advanced $6.6 million of organization and offering expenses (including legal, accounting, and other expenses attributable to the Company's organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) on behalf of the Company through December 31, 2022. The Adviser will continue to advance the Company's organization and offering expenses on behalf of the Company through December 22, 2023, the first anniversary of the escrow break for the Offering. The Company will reimburse the Adviser for all such advanced costs ratably over a 60 month period beginning on December 22, 2023.

General and Administrative Expenses

The Adviser has agreed that it and/or its affiliates will advance certain general and administrative expenses on behalf of the Company's through December 22, 2023, the first anniversary of the escrow break for the Offering. The Adviser has advanced $1.7 million of general and administrative expenses on the Company's behalf as of December 31, 2022. The Adviser will continue to advance certain of the Company's general and administrative expenses through December 22, 2023, the first anniversary of the escrow break for the Offering. The Company will reimburse the Adviser for all such advanced costs ratably over a 60 month period beginning on December 22, 2023.

Note 5 - Economic Dependency

The Company will be dependent on the Adviser and its affiliates for certain services that are essential to it, including the sale of the Company's shares of common stock, acquisition and disposition decisions, and certain other responsibilities. In the event that the Adviser and its affiliates are unable or unwilling to provide such services, the Company would be required to find alternative service providers. The Company may retain third parties, including certain of the Adviser's affiliates, for necessary services relating to its investments or operations.

Note 6 - Equity

Authorized Capital

The Company is authorized to issue preferred stock and ten classes of common stock consisting of Class S shares, Class D shares, Class I shares, Class F-S shares, Class F-D shares, Class F-I shares, Class A-I shares, Class A-II shares, Class A-III shares, and Class E shares. The differences among the common share classes relate to upfront selling commissions, dealer manager fees, and ongoing stockholder servicing fees, as well as varying management and performance participation fees. See "Note 4 - Related Party Transactions" for additional information.

As of December 31, 2022 and February 18, 2022, the Company had the following classes of common stock authorized, issued and outstanding:

	December 31, 2022		February 18, 2022 (Date of Initial Capitalization)
Classification	Shares Authorized	Shares Issued and Outstanding	Shares Authorized	Shares Issued and Outstanding
Preferred Stock, $0.01 par value per share	100,000,000	—	—	—
Class S Shares, $0.01 par value per share	100,000,000	—	—	—
Class D Shares, $0.01 par value per share	100,000,000	—	—	—
Class I Shares, $0.01 par value per share	100,000,000	—	10,000	10,000
Class F-S Shares, $0.01 par value per share	100,000,000	—	—	—
Class F-D Shares, $0.01 par value per share	100,000,000	—	—	—
Class F-I Shares, $0.01 par value per share	100,000,000	1,823,750	—	—
Class A-I Shares, $0.01 par value per share	100,000,000	—	—	—
Class A-II Shares, $0.01 par value per share	100,000,000	—	—	—
Class A-III Shares, $0.01 par value per share	100,000,000	—	—	—
Class E Shares, $0.01 par value per share	100,000,000	—	—	—
Total	1,100,000,000	1,823,750	10,000	10,000

Common Stock

The following table details the movement in the Company's outstanding shares of common stock:

	Class I	Class F-I
Beginning balance, February 18, 2022	10,000	—
Common stock transferred	(10,000)	10,000
Common stock issued	—	1,813,750
Ending balance, December 31, 2022	—	1,823,750

As of December 31, 2022 the Company had not sold any Class S shares, Class D shares, Class I shares, Class F-S shares, Class F-D shares, Class A-I shares, Class A-II shares, Class A-III shares, or Class E shares.

Non-controlling Interests - ARIS Operating Partnership Unitholders

Operating Partnership units are subject to the same fees as the corresponding classes of common stock and do not have any preferential rights relative to the Company's interest in the Operating Partnership.

On December 22, 2022, the Company issued 5,000,000 Class A-I Operating Partnership units to an affiliate of Apollo for the aggregate consideration of $100.0 million in a private placement.

Note 7 - Earnings per Share

The Company's net loss and weighted average number of shares outstanding for the period February 18, 2022 (date of initial capitalization) through December 31, 2022 consists of the following (in thousands, except per share data):

Basic and Diluted Net Loss per Share Attributable to ARIS Stockholders	For the period February 18, 2022 (date of initial capitalization) through December 31, 2022
Numerator:
Net loss attributable to ARIS stockholders	$(815)
Denominator:
Basic and diluted weighted average shares of common stock outstanding	67,216
Basic and diluted net loss per share of common stock	$(12.13)

Note 8 - Commitments and Contingencies

From time to time the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2022 and February 18, 2022, the Company was not subject to any material litigation nor is the Company aware of any material litigation threatened against it.

Note 9 - Subsequent Events

Subsequent to the year ended December 31, 2022, the following events took place:

Investing Activity:

On January 5, 2023 the Company acquired a fee simple interest in a newly constructed, approximately 165,000 square foot, cold storage facility located adjacent to the Rickenbacker Airport in Columbus, Ohio (the "Rickenbacker Property"). The Rickenbacker Property was acquired from an unaffiliated third party for approximately $49.5 million, exclusive of closing costs. The Company funded the acquisition of the Rickenbacker Property with cash on hand. Construction of the Rickenbacker Property was completed in December 2022. The Rickenbacker Property is 100% leased to SK Food Group, a custom food manufacturer with facilities across North America. The initial annual rent is approximately $3 million, with 3.25% annual rent escalations. The lease is guaranteed by SK Food Group's parent company, Premium Brands Holdings Corporation (TSX: PBH), and expires in February 2038, with two five-year renewal options.

On March 3, 2023, the Company co-originated a $50 million pari passu interest ($30.4 million of which was funded at closing) in a $207 million floating-rate, first mortgage loan secured by an approximately 1.3 million square foot Class-A food distribution facility being constructed in Manchester, Pennsylvania. Affiliates of Apollo co-originated the remaining $157 million pari passu interest. The loan has an initial three-year term, with two one-year extension options and an initial interest rate of the Secured Overnight Financing Rate (“SOFR”) plus 400 basis points, which will decrease to SOFR plus 350 basis points upon construction completion. The facility is 100% leased to United Natural Foods (NYSE:UNFI), a national wholesale food distributor with 58 distribution centers across North America. The transaction sponsor is a real estate private equity firm exclusively focused on cold storage investments.

Other Activity

The Company has amended the dates for which certain financial intermediaries may be able to enter classes of our Class A-I shares, Class A-II shares, and Class A-III shares ("Anchor Shares") as well as the periods for which those share classes will incur reduced management fees as outlined below.

As of the first business day of any month during the period from April 1, 2023 through August 1, 2023 (the "Class A-I measurement date”), if the Company has issued founders shares (in any combination thereof) to clients of a financial intermediary with aggregate proceeds to the Company ranging from $100,000,000 to $249,999,999 (the “minimum Class A-I subscription requirement”), such financial intermediary will be identified as an "A-I Anchor Intermediary” and, effective as of the business day following the relevant Class A-I measurement date, all of the founder shares issued to clients of such intermediary will automatically be exchanged for a number of Class A-I shares with an equivalent aggregate NAV as the exchanged shares. The clients of an A-I Anchor Intermediary will be eligible to purchase additional Class A-I shares for so long as the Company conducts a continuous public offering, whether in the Offering or any subsequent follow-on public offering and subject to the minimum investment requirement for Class A-I shares as described in the prospectus for the Offering.

As of the first business day of any month during the period from April 1, 2023 through September 1, 2023 (each such date, a "Class A-II measurement date”), if the Company has issued founder shares or Class A-I shares (in any combination thereof) to clients of a financial intermediary that has been identified as an A-I Anchor Intermediary by having satisfied the minimum Class A-I subscription requirement (on behalf of its clients) with aggregate proceeds to the Company ranging from $250,000,000 to $499,999,999 (the “minimum Class A-II subscription requirement”), such financial intermediary will be identified as an "A-II Anchor Intermediary" and, effective as of the business day following the relevant Class A-II measurement date, all such shares issued to clients of such intermediary will automatically be exchanged for a number of Class A-II shares with an equivalent aggregate NAV as the exchanged shares. The clients of an A-II Anchor Intermediary will be eligible to purchase additional Class A-II shares for so long as the Company conducts a continuous public offering, whether in the Offering or any subsequent follow-on public offering and subject to the minimum investment requirement for Class A-II shares as described in the prospectus for the Offering. Additionally, the management fee for Class A-II shares will be reduced from 1.0% to 0.92% for the period from April 1, 2023 through September 1, 2026.

As of the first business day of any month during the period from April 1, 2023 through January 2, 2024 (each such date, a "Class A-III measurement date” and together with Class A-I measurement date and the Class A-II measurement date, the “anchor shares measurement dates”), if the Company has issued founder shares, Class A-I shares or Class A-II shares (in any combination thereof) to clients of a financial intermediary that has been identified as an A-I Anchor Intermediary by having satisfied the minimum Class A-I subscription requirement (on behalf of its clients) with aggregate proceeds to the Company of $500,000,000 or more (the “minimum Class A-III subscription requirement” and together with the minimum Class A-I subscription requirement and the minimum Class A-II subscription requirement, the “minimum anchor shares subscription requirements”), such financial intermediary will be identified as an A-III Anchor Intermediary” and, effective as of the business day following the relevant Class A-III measurement date, all such shares issued to clients of such intermediary will automatically be exchanged for a number of Class A-III shares with an equivalent aggregate NAV as the exchanged shares. The clients of an A-III Anchor Intermediary will be eligible to purchase additional Class A-III shares for so long as the Company conducts a continuous public offering, whether in the Offering or any subsequent follow-on public offering and subject to the minimum investment requirement for Class A-III shares as described in the prospectus for the Offering. Additionally, the management fee for Class A-III shares will be reduced from 1.0% to 0.85% for the period from April 1, 2023 through January 2, 2027.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to the Company's management, including its Co-Chief Executive Officers ("Co-CEOs") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K was made under the supervision and with the participation of our management, including our Co-CEOs and CFO. Based upon this evaluation, our Co-CEOs and CFO have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Co-CEOs and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this annual report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

This annual report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's independent registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B. OTHER INFORMATION

On March 9, 2023, the compensation committee of our board of directors approved a form of restricted stock agreement in connection with the issuance of an annual grant of restricted stock to cover the restricted stock portion of the annual retainer for our independent directors under our equity incentive plan (the "2022 Equity Incentive Plan"). Restricted stock grants will generally vest one year from the date of the grant.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and officers are set forth below.

Name	Age	Position
Stuart Rothstein	57	Chairman of the Board of Directors
Philip Mintz	55	Co-Chief Executive Officer, Co-President and Director
Randy Anderson	54	Co-Chief Executive Officer, Co-President and Director
John Calace	32	Chief Financial Officer, Treasurer and Secretary
Lisa Coca	54	Independent Director
Gary Meltzer	59	Independent Director
Michael Swell	57	Independent Director
Roberta Sydney	63	Independent Director

Stuart Rothstein, 57, has been one of our directors since September 2021 and has served as Chairman of our board of directors since June 2022. Since March 2012, Mr. Rothstein has been the President and Chief Executive Officer and one of the directors of Apollo Commercial Real Estate Finance, Inc. (NYSE: ARI) ("ARI"). From September 2009 through April 1, 2013, Mr. Rothstein served as the Chief Financial Officer, Treasurer and Secretary of ARI and from January 21, 2022 to April 4, 2022, he also served as the interim Chief Financial Officer, Treasurer, and Secretary of ARI. Since April 2022, Mr. Rothstein has been a member of the Investment Committee of the Adviser. Mr. Rothstein has been a Partner and the Chief Operating Officer of Apollo's real estate business since 2009. Mr. Rothstein is responsible for managing the day-to-day operations of Apollo's real estate business as well as strategic planning and new business development. From its initial public offering in July 2011 through January 1, 2014, Mr. Rothstein served as the Chief Financial Officer, Treasurer and Secretary of

Apollo Residential Mortgage, Inc. (NYSE: AMTG), a Maryland corporation that was formerly managed by an affiliate of Apollo and that merged with and into ARI in August 2016. Prior to joining Apollo in 2009, Mr. Rothstein was a Co-Managing Partner of Four Corners Properties, a privately held real estate investment company. Previously, he was employed by KKR Financial Advisors, LLC, RBC Capital Markets, Related Capital Company and Spieker Properties, Inc. Mr. Rothstein graduated from the Schreyer Honors College at the Pennsylvania State University with a BS in Accounting and received an MBA from the Stanford University Graduate School of Business. Mr. Rothstein was selected to serve on our board of directors because of the strategic leadership and business judgment he has demonstrated in his various leadership roles with Apollo and his extensive managerial and executive experience.

Philip Mintz, 55, has served as our Co-Chief Executive Officer, Co-President and has been one of our directors since June 2022. Since April 2022, Mr. Mintz has been a member of the Investment Committee of the Adviser. Mr. Mintz is also a Partner at Apollo, where he leads real estate investing effort in the United States and Asia. Mr. Mintz joined Apollo in 2015, following Apollo's acquisition of Venator Real Estate Capital Partners, the firm which Mr. Mintz founded in 2013 and the manager of the $1 billion Trophy Property Development Fund ("TPD"). Beginning in 2012 and until 2013, Mr. Mintz served as Chief Investment Officer of Winnington Capital in Hong Kong, the prior manager of TPD. Mr. Mintz currently serves on the board of directors, among others, of Shanghai Weixin Enterprise Company Limited and MaxCap Group Pty Ltd, since January 2018 and October 2021, respectively. Previously, he was the Chief Investment Officer of Asia Pacific Land, a Tokyo based real estate investment manager with offices in Tokyo, Hong Kong, Shanghai and Taipei. Mr. Mintz was previously a Partner at Warburg Pincus, where he initiated the Asian real estate investing efforts and deployed over $800 million in equity. He was also the Chief Executive Officer of General Electric Real Estate Asia, where he led a team of 300 employees throughout the region and managed assets in excess of $4 billion. Mr. Mintz holds a BA in Political Science from Duke University, a JD from Fordham University, and an MBA from New York University. Mr. Mintz was selected to serve on our board of directors because of his extensive executive experience and real estate investment expertise.

Dr. Randy Anderson, 54, has served as our Co-Chief Executive Officer, Co-President and has been one of our directors since June 2022. Since June 2022, Dr. Anderson has also been a member of the Investment Committee of the Adviser. Since May 2022, Dr. Anderson has been a Partner at Apollo. Dr. Anderson has served as a Portfolio Manager and Chairman of the Board of Trustees of Apollo Diversified Real Estate Fund (formerly known as Griffin Institutional Access Real Estate Fund), Apollo's affiliate, since inception in 2014, and additionally as President since May 2022. Dr. Anderson has also been a member of the Investment Committee of Apollo Real Estate Fund Adviser, LLC, the investment adviser to Apollo Diversified Real Estate Fund (formerly known as Griffin Institutional Access Real Estate Fund), since its formation in 2014. Between January 2021 and May 2022, he also served as Chief Executive Officer of Griffin Capital Asset Management Company, LLC. Previously, from 2015 and until December 2020, Dr. Anderson was President of Griffin Capital Asset Management Company, LLC. Between 2012 and 2013, Dr. Anderson held several executive positions at Bluerock Real Estate LLC, including as a founding partner and Portfolio Manager of the Bluerock Total Income Plus Real Estate Fund. In 2007, Dr. Anderson was President, Chief Executive Officer, and Founding Partner of Franklin Square Capital Partners, where he helped establish, strategically organize, and capitalize the firm. Formerly, Dr. Anderson served as Chief Economist for CNL Financial Group, Divisional President for CNL Real Estate Advisors, Chief Economist and Director of Research for Marcus and Millichap, and Vice President of Research for Prudential Real Estate Advisors. Dr. Anderson served as the Howard Phillips Eminent Scholar Chair and Professor of Real Estate at the University of Central Florida between 2008 and 2013, where he established the Professional MS in Real Estate program. While at the University of Central Florida, Dr. Anderson was a member of the University Foundation Investment Sub-Committee which provides investment advice for the endowment, was the academic member of the Florida Association of Realtors Education Foundation Advisory Board, and was an ex-officio board member of the Central Florida Commercial Association of Realtors. Dr. Anderson is a former co-editor of the Journal of Real Estate Portfolio Management and the Journal of Real Estate Literature. Dr. Anderson received the Kinnard Young Scholar Award from the American Real Estate Society, an award which recognizes outstanding real estate scholarship for young academics, served as the Executive Director for the American Real Estate Society, was named a Homer Hoyt Fellow and a NAIOP Distinguished Fellow, and has been invited to guest lecture at leading global universities. Dr. Anderson received his BA in Finance from North Central College in 1991 and holds a Ph.D. in Finance from the University of Alabama, where he graduated with highest distinction in 1996. Dr. Anderson was selected to serve on our board of directors because of his extensive professional and academic expertise in real estate and finance.

John Calace, 32, has served as our Chief Financial Officer, Treasurer and Secretary since April 2022. Mr. Calace is a Director of Finance at Apollo, our sponsor, where he has led accounting and financial reporting on the Apollo real estate debt accounting team since June 2017. Mr. Calace is responsible for managing the day-to-day accounting function as well as quarterly and annual financial and regulatory reporting and has played an integral role in building and developing the team. Prior to joining Apollo, from June 2015 until June 2017, Mr. Calace focused on accounting and financial reporting for non-traded vehicles at Prospect Capital Management. Previously, he served as a financial statement auditor in PricewaterhouseCoopers LLP's financial services group. Mr. Calace graduated from Hofstra University with a BBA in Accounting. He is a Certified Public Accountant in the State of New York.

Lisa Coca, 54, has been one of our directors since June 2022. Between February 2021 and December 2022, Ms. Coca served as an independent director and Chair of the Audit Committee for Broadscale Acquisition Corp. (NASDAQ: SCLE). Ms. Coca has also been a Partner at Toyota Ventures since September 2021, where she leads the firm's Climate Fund, which focuses on investing in carbon neutrality solutions. Between December 2019 and April 2021, Ms. Coca served as a managing director and entrepreneur-in-residence for Intel Corporation's (NASDAQ: INTC) Emerging Growth & Incubations Division, leading teams responsible for creating new business plans. Ms. Coca was also a founding member of GE Ventures, where she launched and led the Enterprise Software Investment practice as well as the EDGE program between 2012 and April 2019. Between 2005 and 2011, Ms. Coca worked in a variety of roles at GE Real Estate, first as Managing Director for the Commercial Initiatives Group, identifying and developing new investment opportunities, then as the Global Sustainability and Ecomagination Leader, focusing on leveraging technology and operating best practices to reduce the environmental impact of the firm's assets, and most recently as Vice President for Sustainability for GECRE International. Formerly, Ms. Coca also served as Director at Deutsche Bank's DB Real Estate division, managing distribution and investor relations for mezzanine debt and real estate opportunity funds. She also serves on the Board of Trustees of the Girls' Middle School and previously served on the board of directors of BizWorld.org, a non-profit fostering entrepreneurship in children. Ms. Coca graduated with Honors from the University of Pennsylvania's Wharton School and earned an MBA from the Stanford Graduate School of Business. Ms. Coca was selected to serve on our board of directors because of her considerable experience in business development, real estate and board oversight.

Gary Meltzer, 59, has been one of our directors since June 2022. Since October 2020, Mr. Meltzer has served as Executive Advisor, Consultant and Investor at Harris Ariel Advisory LLC, where he provides business advisory services to early stage companies focusing on strategy, governance, operations, finance and risk. Between 1985 and September 2020, Mr. Meltzer served in a variety of roles at PricewaterhouseCoopers LLP ("PwC"), including most recently as the Managing Partner responsible for PwC's Bay Area and Northwest Market and as a member of PwC's Extended Leadership Team. Prior to his latest positions at PwC, Mr. Meltzer was a member of PwC's Financial Services Leadership Team from 2010 to 2016, leading the Asset and Wealth Management sector. Mr. Meltzer serves on the boards of directors of American Century Mutual Funds (Equity) (December 2022 to present) and ExcelFin Acquisition Corp. (NASDAQ: XFIN) (October 2021 to present), and serves as the Chair of the Audit Committee of ExcelFin Acquisition Corp. Mr. Meltzer also is a Senior Advisor to Pontoro Inc., an Advisory Board Member of the Binghamton University School of Management, and a Founding Member of the Children's Heart Fund at Mount Sinai Health System in New York. He previously served as a member of the Leadership Council for Tipping Point Community and as a member of the board of directors and the Executive Committee for the Bay Area Council. Mr. Meltzer received a B.S. in Accounting from Binghamton University and is a Certified Public Accountant in New York and California. Mr. Meltzer was selected to serve on our board of directors because of his strong background in public accounting and auditing.

Michael Swell, 57, has been one of our directors since June 2022. From 2007 to December 2021, Mr. Swell was a Partner and Managing Director of Goldman Sachs Asset Management, where he served as Head of Global Fixed Income Portfolio Management and Head of U.S. Fixed Income. Prior to joining Goldman Sachs Asset Management, Mr. Swell was Head of Fixed Income of Friedman, Billings, Ramsey Group from 2004 to 2007, where he founded the mortgage fixed income sales, trading and underwriting division. From 1993 to 2004, Mr. Swell served as Head of Securities Sales and Trading Group at Freddie Mac, where he oversaw the trading, sales and risk management aspects of its mortgage trading arm. Mr. Swell also serves as a strategic advisor for Artist Verified, Inc. Mr. Swell graduated cum laude from Brandeis University, with both a B.A. in Politics and Economics and an M.A. in International Economics and Finance. Mr. Swell was selected to serve on our board of directors because of his significant professional and management experience and strong background in finance.

Roberta Sydney, 63, has been one of our directors since June 2022. Since August 2021, Ms. Sydney has served as chair of the board of directors and chair of the Nominating and Governance Committee for HEI Civil, a heavy civil construction general contractor. Ms. Sydney founded a commercial real estate development company, Sydney Associates, Inc. in 1999 and oversaw the acquisition, development, financing, and selective divestment of real estate assets until 2019. She also served as Principal at State Street Global Advisors from 1997 to 1999 while also taking over and leading a family construction company, Sydney Construction, Inc., during the same period. From 1993 to 1996, she served as Senior Vice President, Consumer Lending and Mortgage at BayBank, focusing on asset management and mortgage originations. Ms. Sydney previously served as an independent director and the compensation committee chair on the board of directors of Plaxall, Inc., a New York manufacturing and real estate company. Ms. Sydney also previously served as an independent director at Kiavi (formerly known as LendingHome, Inc.), a privately held real estate single family rental lending company, where she served as lead independent director and as a member of the Nominating and Governance Committee. She also served as an independent director of Tiedemann Advisors, Inc., a global wealth advisor. Ms. Sydney serves on the Trustee Advisory Board of the Beth Israel Deaconess Medical Center, a Harvard Medical School teaching hospital. Ms. Sydney received a B.A. in French Language and Literature from Wellesley College, an M.B.A. from Harvard Graduate School of Business, and an M.S. in Real Estate Development from Massachusetts Institute of Technology. Ms. Sydney was selected to serve on our board of directors because of her extensive experience with real estate investments and her extensive board oversight experience.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees (if any), and to all of the officers and employees of the Adviser, including our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Code of Business Conduct and Ethics is designed to comply with SEC regulations relating to codes of conduct and ethics. Our Code of Business Conduct and Ethics is available on our website, https://gwms.apollo.com/realtyincomesolutions. If, in the future, we amend, modify or waive a provision of our Code of Business Conduct and Ethics, we may, rather than filing a current report on Form 8-K, satisfy the disclosure requirement by posting such information on our website, as necessary.

Audit Committee

The Audit Committee consists of Messrs. Meltzer and Swell and Mses. Coca and Sydney. Mr. Meltzer serves as the chairperson of the Audit Committee and qualifies as an "audit committee financial expert" within the meaning of Item 407(d)(5) of Regulation under the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensation

We are externally managed and currently have no employees. Our executive officers serve as officers of the Adviser and are employees of the Adviser or one or more of its affiliates. The Advisory Agreement provides that the Adviser is responsible for managing our investment activities, as such our executive officers do not receive any cash compensation from us or any of our subsidiaries for serving as our executive officers but, instead, receive compensation from the Adviser. In addition, we do not reimburse the Adviser for compensation it pays to our executive officers. The Advisory Agreement does not require our executive officers to dedicate a specific amount of time to fulfilling the Adviser's obligations to us under the Advisory Agreement. Accordingly, the Adviser has informed us that it cannot identify the portion of the compensation it awards to our executive officers that relates solely to such executives' services to us, as the Adviser does not compensate its employees specifically for such services. Furthermore, we do not have employment agreements with our executive officers, we do not provide pension or retirement benefits, perquisites or other personal benefits to our executive officers, our executive officers have not received any nonqualified deferred compensation and we do not have arrangements to make payments to our executive officers upon their termination or in the event of a change in control of us.

Although we do not pay our executive officers any cash compensation, we pay the Adviser the fees described in Part III, Item 13.

Independent Director Compensation

Our independent directors receive an annual cash retainer of $100,000, plus an additional retainer of $10,000 to the chairpersons of our Audit, Compensation, and Nominating and Corporate Governance Committees. We intend to pay in quarterly installments 75% of the annual base compensation in cash and the remaining 25% in an annual grant of Class E common stock based on the most recent prior month's NAV. The stock granted shall vest and become non-forfeitable on the one-year anniversary of the grant date, provided, in each case, that the independent director is providing services to us as a director on each such vesting date. During 2022, the cash compensation of our independent directors was pro-rated and they did not receive a grant of restricted stock.

We do not intend to pay our directors additional fees for attending board meetings, but we intend to reimburse each of our directors for reasonable out-of-pocket expenses incurred in attending board and committee meetings (including, but not limited to, airfare, hotel and food). Our directors who are affiliated with Apollo, including the Adviser, will not receive additional compensation for serving on the board of directors or committees thereof.

The following table sets forth the compensation to our directors for the fiscal year ended December 31, 2022:

Name	Fees Earned or Paid in Cash(1)	Total
Stuart Rothstein	$—	$—
Philip Mintz	—	—
Randy Anderson	—	—
Lisa Coca	38,065	38,065
Gary Meltzer	43,390	43,390
Michael Swell	43,390	43,390
Roberta Sydney	43,390	43,390

___________

(1)
Amounts reflect the pro-rated portion of their annual retainer for services on the board of directors earned in fiscal year 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Incentive Plan Information

Our board of directors has adopted the 2022 Equity Incentive Plan, pursuant to which shares of our common stock may be granted from time to time to employees of the Adviser. The 2022 Equity Incentive Plan allows for up to 10,000,000 shares of our common stock to be issued. As of December 31, 2022 there were no shares issued under this plan.

The following table presents certain information about our equity compensation plans as of December 31, 2022:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by stockholders	—	$—	10,000,000
Equity compensation plans not approved by stockholders	—	—	—
Total	—	$—	10,000,000

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 9, 2023, information regarding the number and percentage of shares owned by each director, our chief executive officers, each executive officer, all directors and executive officers as a group, and any person known to us to be the beneficial owner of more than 5% of outstanding shares of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and includes securities that a person has the right to acquire within 60 days. The address for each of the persons named below is in care of our principal executive offices at 9 West 57th Street, 42nd Floor, New York, NY 10019.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of All Shares
Directors and Executive Officers(1)
Stuart Rothstein	-	*
Philip Mintz	10,000	*
Randy Anderson	-	*
John Calace	-	*
Lisa Coca	-	*
Gary Meltzer	-	*
Michael Swell	-	*
Roberta Sydney	-	*
All directors and executive officers as a group (eight persons)	10,000	*
Greater than 5% Beneficial Owners
Charles N Sharpe JE Foundation(2)	499,501	10.38%

___________

* Represents less than 1%.

1.
The business address of each director and executive officer is c/o Apollo Realty Income Solutions, Inc., 9 West 57th Street, 42nd Floor, New York, New York 10019.
2.
The foundation's address is 14701 W 49th Court, Shawnee, Kansas 66216.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

Our charter and Corporate Governance Guidelines require a majority of the members of our board of directors to be "independent" directors in accordance with the criteria in our charter. Our Audit Committee charter also requires that all members of the Audit Committee be independent. Based upon its review, our board of directors has affirmatively determined that each of Lisa Coca, Roberta Sydney, Michael Swell, and Gary Meltzer are "independent" members of our board of directors under all applicable standards for independence, including with respect to service on our Audit Committee.

Under our charter, a majority of our directors must be independent directors, except for a period of up to 60 days after the death, removal or resignation of an independent director pending the election of a successor independent director. Consistent with the NASAA REIT Guidelines, our charter defines an independent director as a director who is not and has not for the last two years been associated, directly or indirectly, with Apollo. A director is deemed to be associated with Apollo if he or she owns any interest (other than an interest in us or an immaterial interest in an affiliate of us) in, is employed by, is an officer or director of, or has any material business or professional relationship with Apollo, the Adviser or any of their affiliates, performs services (other than as a director) for us, or serves as a director or trustee for more than three REITs sponsored by Apollo or advised by the Adviser. A business or professional relationship will be deemed material per se if the gross revenue derived by the director from Apollo exceeds 5% of (1) the director's annual gross revenue derived from all sources during either of the last two years or (2) the director's net worth on a fair market value basis. An indirect relationship is defined to include circumstances in which the director's spouse, parents, children, siblings, mothers- or fathers-in-law, sons- or daughters-in-law or brothers- or sisters-in-law is or has been associated with Apollo. Our charter requires that a director have at least three years of relevant experience and demonstrate the knowledge required to successfully acquire and manage the type of assets that we intend to acquire to serve as a director. Our charter also requires that at all times at least one of our independent directors must have at least three years of relevant real estate experience.

Certain Transactions with Related Persons

The following describes all transactions during the period from February 18, 2022 (the date of initial capitalization) through December 31, 2022, and currently proposed transactions involving us, our directors, the Adviser, Apollo and any affiliate thereof.

Our Relationship with the Adviser and Apollo

We are externally managed by the Adviser, ARIS Management LLC, a Delaware limited liability company, which is responsible for sourcing, evaluating and monitoring our investment opportunities and making decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our board of directors. The Adviser is an affiliate of Apollo. All of our officers and directors, other than the independent directors, are employees of the Adviser. We have and will continue to have certain relationships with the Adviser and its affiliates.

Advisory Agreement

Our board of directors has delegated to the Adviser the sourcing, evaluating and monitoring of our investment opportunities and the decision making related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our board of directors. We or the Adviser may retain other service providers in connection with our operations, including, without limitation, administration, legal and accounting support. The Adviser will leverage the global resources of Apollo to achieve our investment goals and objectives.

Pursuant to the terms of the Advisory Agreement, the Adviser is responsible for, among other things:

•
serving as an advisor to us and the Operating Partnership with respect to the establishment and periodic review of our investment guidelines and our and the Operating Partnership's investments, financing activities and operations;
•
sourcing, evaluating and monitoring our and the Operating Partnership's investment opportunities and executing the acquisition, management, financing and disposition of our and the Operating Partnership's assets, in accordance with our investment guidelines, policies and objectives and limitations, subject to oversight by our board of directors;
•
with respect to prospective acquisitions, purchases, sales, exchanges or other dispositions of investments, conducting negotiations on our and the Operating Partnership's behalf with sellers, purchasers, and other counterparties and, if applicable, their respective agents, advisors and representatives, and determining the structure and terms of such transactions;
•
providing us with portfolio management and other related services;
•
serving as our advisor with respect to decisions regarding any of our financings, hedging activities or borrowings; and
•
engaging and supervising, on our and the Operating Partnership's behalf and at our and the Operating Partnership's expense, various service providers.

The above summary is provided to illustrate the material functions which the Adviser will perform for us and it is not intended to include all of the services which may be provided to us by the Adviser or third parties.

Management Fee

As compensation for its services provided pursuant to the Advisory Agreement, we will pay the Adviser a management fee equal to 1.25% of NAV for Class S shares, Class D shares and Class I shares per annum payable monthly. We will pay the Adviser a management fee equal to 1.00% of NAV for Class F-S shares, Class F-D shares, Class F-I shares and Class A-I shares per annum payable monthly. We will pay the Adviser a management fee equal to 1.00% of NAV for Class A-II shares per annum payable monthly; provided that, for the period from January 1, 2023 through June 30, 2026, this management fee will be reduced to 0.92% of NAV for Class A-II shares per annum payable monthly. We will pay the Adviser a management fee equal to 1.00% of NAV for Class A-III shares per annum payable monthly; provided that, for the period from January 1, 2023 through December 31, 2026, this management fee will be reduced to 0.85% of NAV for Class A-III shares per annum payable monthly. The lower management fees associated with the anchor shares will not be borne by the other share classes in the Offering. Additionally, to the extent that our Operating Partnership issues Operating Partnership units to parties other than us, our Operating Partnership will pay the Adviser a management fee equal to (1) 1.25% of the NAV of the Operating Partnership attributable to Class S units, Class D units and Class I units not held by us; (2) 1.00% of NAV of the Operating Partnership attributable to Class F-S units, Class F-D units, Class F-I units and Class A-I units not held by us; (3) 1.00% of NAV of the Operating Partnership attributable to Class A-II units not held by us provided that, for the period from January 1, 2023 through June 30, 2026, this management fee will be reduced to 0.92% of NAV of the Operating Partnership attributable to Class A-II units not held by us and (4) 1.00% of NAV of the Operating Partnership attributable to Class A-III units not held by us provided that, for the period from January 1, 2023 through December 31, 2026, this management fee will be reduced to 0.85% of NAV of the Operating Partnership attributable to Class A-III units not held by us, in each case per annum payable monthly. Notwithstanding the foregoing, we will not pay the Adviser a management fee on Class E shares or Class E units, and as a result, it is a class-specific expense. In calculating our management fee, we will use our NAV before giving effect to accruals for the management fee, performance participation allocation, stockholder servicing fees or distributions payable on our shares.

Performance Participation Allocation

So long as the Advisory Agreement has not been terminated (including by means of non-renewal), the Special Limited Partner will hold a performance participation interest in the Operating Partnership that entitles it to receive an allocation from our Operating Partnership equal to (1) 12.5% of the Total Return with respect to Class S units, Class D units and Class I units and (2) 9.0% of the Total Return with respect to Class F-S units, Class F-D units and Class F-I units, in each case subject to a 5% Hurdle Amount and a High Water Mark with respect to such class of units, with a Catch-Up (each term as defined under "Summary of our Operating Partnership Agreement—Special Limited Partner Interest"). Under the partnership agreement, the performance participation interest will not be paid on Class A-I units, Class A-II units, Class A-III units or Class E units, and as a result, it is a class-specific expense. To the extent no performance participation allocations will be paid with respect to the Class A-I units, Class A-II units, Class A-III units or Class E units, the performance participation allocations associated with the classes other than the Class A-I units, Class A-II units, Class A-III units or Class E units will not be affected because the fees are class-specific expenses.

Expense Reimbursement

We will reimburse the Adviser for out-of-pocket expenses it incurs in connection with the services it provides to us, including, but not limited to, (1) legal, accounting and printing fees and other expenses attributable to our organization, preparation of the registration statement, registration and qualification of our common stock for sale with the SEC and in the various states and filing fees incurred by the Adviser, (2) the actual cost of goods and services used by us and obtained from third parties, including but not limited to fees paid to administrators, consultants, attorneys, technology providers and other services providers, and brokerage fees paid in connection with the purchase and sale of investments and securities, (3) expenses of managing and operating our properties, whether payable to an affiliate or a non-affiliated person, and (4) out-of-pocket expenses in connection with the selection and acquisition of properties and real estate-related securities, whether or not such investments are acquired. Such out-of-pocket costs and expenses will include expenses relating to compliance-related matters and regulatory filings relating to our activities (including, without limitation, expenses relating to the preparation and filing of Form PF, Form ADV, reports to be filed with the CFTC, reports, disclosures, and/or other regulatory filings of the Adviser and its affiliates relating to our activities (including our pro rata share of the costs of the Adviser and its affiliates of regulatory expenses that relate to us and Other Apollo Accounts)).

Organization and Offering Costs

The Adviser has agreed that it and/or its affiliates will advance organization and offering expenses on behalf of the Company (including legal, accounting, and other expenses attributable to the Company's organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) through December 22, 2023, the first anniversary of the escrow break for the Offering. The Company will reimburse the Adviser and its affiliates for all such advanced expenses ratably over a 60-month period beginning on December 22, 2023.

General and Administrative Expenses

The Adviser has agreed that it and/or its affiliates will advance certain general and administrative expenses on behalf of the Company's through December 22, 2023, the first anniversary of the escrow break for the Offering. The Adviser will continue to advance certain of the Company's general and administrative expenses through December 22, 2023, the first anniversary of the escrow break for the Offering. The Company will reimburse the Adviser for all such advanced costs ratably over a 60 month period beginning on December 22, 2023.

Terms and Termination Rights under the Advisory Agreement

Reimbursement by the Adviser

Commencing on the earlier of four fiscal quarters after January 5, 2023 in any four consecutive fiscal quarters to exceed the greater of: (1) 2% of our Average Invested Assets and (2) 25% of our Net Income.

Notwithstanding the foregoing, to the extent that our Total Operating Expenses exceed these limits and the independent directors determine that the excess expenses were justified based on unusual and nonrecurring factors that they deem sufficient, the Adviser would not be required to reimburse us. Within 60 days after the end of any fiscal quarter for which our Total Operating Expenses for the four consecutive fiscal quarters then ended exceed these limits and our independent directors approve such excess amount, we will send our stockholders a written disclosure of such fact, or will include such information in our next quarterly report on Form 10-Q, or annual report on Form 10-K, or in a current report on Form 8-K filed with the SEC, together with an explanation of the factors our independent directors considered in arriving at the conclusion that such excess expenses were justified. In addition, our independent directors will review at least annually the total fees and expense reimbursements for operating expenses paid to the Adviser and the Special Limited Partner to determine if they are reasonable in light of our performance, our net assets and our net income and the fees and expenses of other comparable unaffiliated REITs. Each such determination will be recorded in the minutes of a meeting of the independent directors.

For purposes of these limits:

•
"Total Operating Expenses" are all costs and expenses paid or incurred by us, as determined under generally accepted accounting principles, including the management fee and the performance participation, but excluding: (i) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, registration and listing of our capital stock, (ii) interest payments, (iii) taxes, (iv) non-cash expenditures such as depreciation, amortization and bad debt reserves, (v) incentive fees paid in compliance with our charter, (vi) acquisition fees and acquisition expenses related to the selection and acquisition of assets, whether or not a property is actually acquired, (vii) real estate commissions on the sale of property and (viii) other fees and expenses connected with the acquisition, disposition, and ownership of real estate interests, mortgage loans or other property (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of property).
•
"Average Invested Assets" means, for any period, the average of the aggregate book value of our assets, invested, directly or indirectly, in equity interests in and loans secured by real estate, including all properties, mortgages and real estate-related securities and consolidated and unconsolidated joint ventures or other partnerships, before deducting depreciation, amortization, impairments, bad debt reserves or other non-cash reserves, computed by taking the average of such values at the end of each month during such period.
•
"Net Income" means, for any period, total revenues applicable to such period, less the total expenses applicable to such period other than additions to, or allowances for, non-cash charges such as depreciation, amortization, impairments and reserves for bad debt or other similar non-cash reserves.

For the period from February 18, 2022 (the date of initial capitalization) through December 31, 2022, we did not manage any assets, and as a result, the above calculations were not applicable to us during the period covered by this annual report on Form 10-K.

Fees and Reimbursements Paid to the Adviser and Affiliates of the Adviser

For the period from February 18, 2022 (the date of initial capitalization) through December 31, 2022, there were no fees paid or expenses reimbursed to the Adviser or affiliates of the Adviser.

Independent Directors' Review of Compensation

Our independent directors will evaluate at least annually whether the compensation that we contract to pay to the Adviser is reasonable in relation to the nature and quality of services performed and that such compensation is within the limits prescribed by our charter. Our independent directors will supervise the performance of the Adviser and the compensation we pay to it to determine that the provisions of the Advisory Agreement are being carried out. This evaluation will be based on the factors set forth below, as well as any other factors deemed relevant by the independent directors:

•
the amount of fees paid to the Adviser in relation to the size, composition and performance of our investments;
•
the success of the Adviser in generating investments that meet our investment objectives;
•
rates charged to other externally advised REITs and other similar investment entities by advisors performing similar services;
•
additional revenues realized by the Adviser and its affiliates through their advisory relationship with us (including the performance participation allocation paid to the Special Limited Partner);
•
the quality and extent of the services and advice furnished by the Adviser;
•
the performance of the assets, including income, conservation or appreciation of capital, frequency of problem investments and competence in dealing with distress situations; and
•
the quality of our portfolio in relationship to the investments generated by the Adviser for its own account.

Dealer Manager Agreement

We have entered into a Dealer Manager Agreement with the Dealer Manager, pursuant to which the Dealer Manager has agreed to, among other things, manage our relationships with third-party broker-dealers engaged by the Dealer Manager to participate in the distribution of shares of our common stock, which we refer to as "participating broker-dealers," and financial advisors. The Dealer Manager also coordinates our marketing and distribution efforts with participating broker-dealers and their registered representatives with respect to communications related to the terms of the offering, our investment strategies, material aspects of our operations and subscription procedures. We will not pay referral or similar fees to any accountants, attorneys or other persons in connection with the distribution of our shares. The Dealer Manager is a registered broker-dealer affiliated with the Adviser.

Upfront Selling Commissions and Dealer Manager Fees

The Dealer Manager will be entitled to receive upfront selling commissions of up to 3.0%, and dealer manager fees of 0.5%, of the NAV per share of each Class S share or Class F-S share sold in the primary offering; however, such amounts may vary at certain participating broker-dealers, provided that the sum will not exceed 3.5% of the transaction price. The Dealer Manager will be entitled to receive upfront selling commissions of up to 1.5% of the NAV per share of each Class D share or Class F-D share sold in the primary offering. The Dealer Manager anticipates that all or a portion of the upfront selling commissions and dealer manager fees will be retained by, or reallowed (paid) to, participating broker-dealers.

Stockholder Servicing Fee

Subject to FINRA limitations on underwriting compensation and certain other limitations described below, we will pay the Dealer Manager selling commissions over time as a stockholder servicing fee (i) with respect to our outstanding Class S shares and Class F-S shares equal to 0.85% per annum of the aggregate NAV of our outstanding Class S shares or Class F-S shares, respectively, and (ii) with respect to our outstanding Class D shares or Class F-D shares equal to 0.25% per annum of the aggregate NAV of our outstanding Class D shares or Class F-D shares, respectively. We will not pay a stockholder servicing fee with respect to our outstanding Class I shares, Class F-I shares, Class A-I shares, Class A-II shares, Class A-III shares, or Class E shares. The stockholder servicing fees are selling commissions paid over time. The stockholder servicing expenses borne by the participating brokers may be different from and substantially less than the amount of stockholder servicing fees charged.

The stockholder servicing fees will be paid monthly in arrears. The Dealer Manager will reallow (pay) the stockholder servicing fees to participating broker-dealers and servicing broker-dealers for ongoing stockholder services performed by such broker-dealers, and will waive stockholder servicing fees to the extent a broker-dealer is not eligible to receive it for failure to provide such services. Because the stockholder servicing fees with respect to Class S shares, Class D shares, Class F-S shares or Class F-D shares are calculated based on the aggregate NAV for all of the outstanding shares of each such class, it reduces the NAV with respect to all shares of each such class, including shares issued under our distribution reinvestment plan.

We will cease paying the stockholder servicing fee with respect to any Class S share, Class D share, Class F-S share or Class F-D share held in a stockholder's account at the end of the month in which the Dealer Manager in conjunction with the transfer agent determines that total upfront selling commissions, dealer manager fees and stockholder servicing fees paid with respect to such shares would exceed, in the aggregate, 8.75% (or such other percentage not exceeding 10% as determined by the board of directors and disclosed by us in a press release or in a document publicly filed with the SEC pursuant to the Exchange Act) of the gross proceeds from the sale of such shares (including the gross proceeds of any shares issued under our distribution reinvestment plan upon the reinvestment of distributions paid with respect thereto or with respect to any shares issued under our distribution reinvestment plan directly or indirectly attributable to such shares). At the end of such month, such Class S share or Class D share (and any shares issued under our distribution reinvestment plan upon the reinvestment of distributions paid with respect thereto or with respect to any shares issued under our distribution reinvestment plan directly or indirectly attributable to such share), including any fractional share, will convert into a number of Class I shares (or fraction thereof) with an equivalent aggregate NAV as such share and such Class F-S share or Class F-D share (and any shares issued under our distribution reinvestment plan upon the reinvestment of distributions paid with respect thereto or with respect to any shares issued under our distribution reinvestment plan directly or indirectly attributable to such share), including any fractional share, will convert into a number of Class F-I shares (or fraction thereof) with an equivalent aggregate NAV as such share. We cannot predict the length of time over which the stockholder servicing fee will be paid due to potential changes in the NAV of our shares.

Fees Paid to the Dealer Manager

For the period from February 18, 2022 (the date of initial capitalization) through December 31, 2022, we did not pay the Dealer Manager for any upfront selling commissions, dealer manager fees, or stockholder servicing fees.

Affiliate Service Agreements

The Company may retain certain of the Adviser's affiliates for necessary services relating to the Company's investments or its operations, including any administrative services, construction, special servicing, leasing, development, property oversight and other property management services, as well as services related to mortgage servicing, group purchasing, healthcare, consulting/brokerage, capital markets/credit origination, loan servicing, property, title and/or other types of insurance, management consulting and other similar operational matters. Any such arrangements will be at market terms and rates.

Fees and Expenses for Other Services

For the period from February 18, 2022 (the date of initial capitalization) through December 31, 2022, there were no fees paid to affiliates of the Adviser for other services.

Indemnification Agreements with Directors and Officers

We have entered into indemnification agreements with each of our directors and executive officers. Pursuant to the terms of these indemnification agreements, we must indemnify and advance expenses and costs incurred by our directors and executive officers in connection with any claims, suits or proceedings brought against such directors and executive officers as a result of their service. However, our indemnification obligation is subject to the limitations set forth in the indemnification agreements and in our charter. We also maintain a directors and officers insurance policy.

Related Party Transaction Policy

In order to reduce or eliminate certain potential conflicts of interest, our charter and the Advisory Agreement contain restrictions and conflict resolution procedures relating to transactions we enter into with our Sponsor, the Adviser, our directors or their respective affiliates. The types of transactions covered thereby include the compensation paid to the Adviser, decisions to renew our Advisory Agreement, acquisitions or leases of assets, mortgages and other types of loans and any other transaction in which our Sponsor, the Adviser or any of our directors have an interest, reimbursement of operating expenses in excess of the 2%/25% Guidelines, issuances of options and warrants and repurchases of shares. Under the restrictions, these transactions, if permitted, must be approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in such transaction. In determining whether to approve or authorize a particular related party transaction, these persons will consider whether the transaction between us and the related party is fair and reasonable to us and has terms and conditions no less favorable to us than those available from unaffiliated third parties.

We have also adopted written policies and procedures for review, approval and ratification of transactions involving us and "related persons" (directors and executive officers, stockholders beneficially owning greater than 5% of our outstanding capital stock, or immediate family members of any of the foregoing). The policy covers any related person transaction that meets the minimum threshold for disclosure in the Proxy Statement under the relevant SEC rules (generally, transactions involving amounts exceeding $120,000 in which a related person has a direct or indirect material interest). A summary of these policies and procedures is set forth below:

Policies

•
Any covered related party transaction must be approved by our board of directors or by a committee of our board of directors consisting solely of disinterested directors. In considering the transaction, our board of directors or any such committee will consider all relevant factors, including, as applicable, (i) our business rationale for entering into the transaction; (ii) the available alternatives; (iii) whether the transaction is on terms comparable to those available to or from third parties; (iv) the potential for the transaction to lead to an actual or apparent conflict of interest; and (v) the overall fairness of the transaction to us.
•
On at least an annual basis, our board of directors or committee of disinterested directors will monitor the transaction to assess whether it is advisable for us to amend or terminate the transaction.

Procedures

•
Management or the affected director or executive officer will bring the matter to the attention of the Chairperson of the Audit Committee or, if the Chairperson of the Audit Committee is the affected director, to the attention of the Chairperson of the Nominating and Corporate Governance Committee.
•
The appropriate Chairperson shall determine whether the matter should be considered by our board of directors or by a committee of our board of directors consisting solely of disinterested directors (the "Appointed Committee").
•
If a director is involved in the transaction, he or she will be recused from all discussions and decisions about the transaction.
•
The transaction must be approved in advance whenever practicable and, if not practicable, must be ratified as promptly as practicable.
•
No director shall participate in any discussion or approval of a related party transaction for which he or she is a related party, except that the director shall provide all material information concerning the interested transaction to our board of directors or the Appointed Committee.
•
If a related party transaction will be ongoing, our board of directors or the Appointed Committee may establish guidelines for our Company’s management to follow in its ongoing dealings with the related party.
•
All related party transactions shall be disclosed in our applicable filings with the SEC as required under applicable securities law rules and regulations.

We have also adopted a Code of Business Conduct and Ethics that applies to each of our officers and directors, which we refer to as "Covered Persons." The Code of Business Conduct and Ethics sets forth certain conflicts of interest policies that limit and govern certain matters among us, the Covered Persons, our Sponsor, the Adviser and their respective affiliates.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditors

During the period from February 18, 2022 (the date of initial capitalization) through December 31, 2022, Deloitte & Touche LLP ("Deloitte") served as our independent auditor.

Audit and Non-Audit Fees

The aggregate fees that we were billed for the fiscal year ended December 31, 2022 by Deloitte, were as follows:

Fiscal Year Ended December 31, 2022
Audit fees (1)	$350,000
Audit-related fees	—
Tax Fees	—
All other fees	—
Total	$350,000

___________

(1)
Audit fees include amounts billed to us related to annual financial statement audit work, seed balance sheet audit work, quarterly financial statement reviews and review of SEC registration statements.

The Audit Committee of our board of directors was advised that there were no services provided by Deloitte that were unrelated to the audit of the annual fiscal financial statements and the review of interim financial statements that could impair Deloitte from maintaining its independence as our independent auditor and concluded that it was independent.

Audit Committee Pre-Approval Policies and Procedures

In accordance with our Audit Committee pre-approval policy, all audit services performed for us by Deloitte were pre-approved by the Audit Committee.

The pre-approval policy provides for categorical pre-approval of specified audit and permissible non-audit services. Services to be provided by Deloitte that are not within the category of pre-approved services must be approved by the Audit Committee prior to engagement, regardless of the service being requested or the dollar amount involved.

Requests or applications for services that require specific separate approval by the Audit Committee are required to be submitted to the Audit Committee, and must include a description of the services to be provided and a statement by Deloitte and our principal accounting officer confirming that the provision of the proposed services does not impair the independence of Deloitte.

The Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate to management its responsibilities to pre-approve services to be performed by Deloitte.

PART IV.

ITEM 15. EXHIBITS

Exhibit Number	Description
3.1	Third Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Current Report on Form 8-K filed on December 23, 2022)
3.2

Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Pre-Effective Amendment No. 1 to the Registrant's Registration Statement on Form S-11 as filed by the Registrant with the Securities and Exchange Commission on June 7, 2022)

4.1	Amended and Restated Share Repurchase Plan (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on November 29, 2022)
4.2	Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on November 29, 2022 (file number 333-264456))

4.3

Form of Subscription Agreement (incorporated by reference to Exhibit 4.3 to the Pre-Effective Amendment No. 1 to Post-Effective Amendment no. 1 to the Registrant's Registration Statement on Form S-11, as filed by the Registrant with the Securities and Exchange Commission on November 15, 2022 (file number 333-264456))

10.1	Second Amended and Restated Advisory Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 21, 2023)
10.2	Amended and Restated Limited Partnership Agreement (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on November 29, 2022)
10.3	Amended and Restated Escrow Agreement (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on November 29, 2022)
10.4	Amended and Restated 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on November 29, 2022)
10.5

Form of Indemnification Agreement (incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-11, as filed by the Registrant with the Securities and Exchange Commission on April 22, 2022 (file number 333-264456))

10.6*	Form of Restricted Stock Agreement
21.1*	Subsidiaries of the Registrant
24.1*	Power of Attorney (including in signature page to this Annual Report on Form 10-K)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officers and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (embedded with the Inline XBRL document)

*	Filed herewith

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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Apollo Realty Income Solutions, Inc.

March 10, 2023	By:	/s/ John Calace
John Calace Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints Philip Mintz, Randy Anderson, John Calace and Stuart Rothstein and each of them, with full power to act without the other, as such person's true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K, and any and all amendments thereto, and to file the same, with exhibits and schedules thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report was signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Apollo Realty Income Solutions, Inc.

March 10, 2023	By:	/s/ Philip Mintz
Philip Mintz
Co-President, Co-Chief Executive Officer and Director
(Co-Principal Executive Officer)

March 10, 2023	By:	/s/Randy Anderson
Randy Anderson
Co-President, Co-Chief Executive Officer and Director
(Co-Principal Executive Officer)

March 10, 2023	By:	/s/ John Calace
John Calace Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

March 10, 2023	By:	/s/ Stuart Rothstein
Stuart Rothstein
Director

March 10, 2023	By:	/s/ Lisa Coca
Lisa Coca
Director

March 10, 2023	By:	/s/ Gary Meltzer
Gary Meltzer
Director

March 10, 2023	By:	/s/ Michael Swell
Michael Swell
Director

March 10, 2023	By:	/s/ Roberta Sydney
Roberta Sydney
Director