Form 10-Q
period 2023-03-31
Apollo Realty Income Solutions, Inc.
filed 2023-05-10
CIK 1882850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 9, 2023, the Registrant had 9,021,998 outstanding shares of common stock, consisting of 6,826,196 Class A-I shares and 2,195,802 Class F-I shares.

		Page
PART I	Financial Information	1
Item 1.	Financial Statements	1
	Condensed Consolidated Financial Statements (Unaudited):
	Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022	1
	Condensed Consolidated Statement of Operations for the Three Months Ended March 31, 2023 and the period February 18, 2022 (Date of Initial Capitalization) to March 31, 2022	2
	Condensed Consolidated Statement of Changes in Equity for the Three Months Ended March 31, 2023 and the period February 18, 2022 (Date of Initial Capitalization) to March 31, 2022	3
	Condensed Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2023 and the period February 18, 2022 (Date of Initial Capitalization) to March 31, 2022	4
	Notes to Condensed Consolidated Financial Statements	5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	22

PART II	Other Information	22
Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Mine Safety Disclosure	23
Item 5.	Other Information	23
Item 6.	Exhibits	23
	Signatures	25

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Apollo Realty Income Solutions, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands - except share data)

	March 31, 2023	December 31, 2022
Assets
Investments in real estate, net	$41,801	$—
Investments in real estate debt, at fair value	58,675	—
Cash and cash equivalents	90,487	131,589
Other assets	8,046	5,000
Total assets(1)	$199,009	$136,589
Liabilities and Equity
Due to affiliates	$9,633	$8,298
Other liabilities	102	—
Total liabilities(1)	9,735	8,298
Commitments and contingencies (See Note 12)
Equity
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized at March 31, 2023 and December 31, 2022, and none issued and outstanding	—	—
Common stock, $0.01 par value per share (See Note 11 - Equity)	48	18
Additional paid-in capital	91,481	31,367
Accumulated deficit	(480)	(815)
Total stockholders' equity	91,049	30,570
Non-controlling interest attributable to ARIS OP unitholders	98,225	97,721
Total equity	189,274	128,291
Total liabilities and equity	$199,009	$136,589

_________________

(1)
Represents the consolidated assets and liabilities of ARIS Operating Partnership LP, a Delaware limited partnership (the "Operating Partnership"). The Operating Partnership is a consolidated variable interest entity ("VIE"), of which the Company is the sole general partner and owns approximately 49.1% as of March 31, 2023. See "Note 2 - Summary of Significant Accounting Policies" for additional information.

See accompanying notes to unaudited condensed consolidated financial statements.

Apollo Realty Income Solutions, Inc.

Condensed Consolidated Statement of Operations (Unaudited)

(in thousands - except share and per share data)

	Three Months Ended March 31, 2023	For the Period February 18, 2022 (date of initial capitalization) through March 31, 2022
Revenues
Rental revenue	$993	$—
Total revenues	993	—
Expenses
Rental property operating	$92	$—
General and administrative	1,105	—
Management fee	399	—
Depreciation and amortization	283	—
Total expenses	$1,879	$—
Other income
Income from investments in real estate debt	735	—
Other income	834	—
Total other income	1,569	—
Net Income	$683	$—
Net income attributable to non-controlling interests in ARIS OP	$348	$—
Net income attributable to ARIS stockholders	$335	$—
Net income per share of common stock, basic and diluted	$0.10	$—
Weighted-average shares of common stock outstanding, basic and diluted	3,248,791	—

See accompanying notes to unaudited condensed consolidated financial statements.

Apollo Realty Income Solutions, Inc.

Condensed Consolidated Statement of Changes in Equity (Unaudited)

(in thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity	Non-Controlling Interest	Total Equity

Balance at December 31, 2022	1,824	$18	$31,367	$(815)	$30,570	$97,721	$128,291
Common stock issued	3,006	30	60,197	—	60,227	—	60,227
Offering costs	—	—	(83)	—	(83)	—	(83)
Contributions from non-controlling interest	—	—	—	—	—	156	156
Net income	—	—	—	335	335	348	683
Balance at March 31, 2023	4,830	$48	$91,481	$(480)	$91,049	$98,225	$189,274

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity	Non-Controlling Interest	Total Equity
February 18, 2022 (date of initial capitalization)	10	$—	$200	$—	$200	$—	$200
Net income	—	—	—	—	—	—	—
Balance at March 31, 2022	10	$—	$200	$—	$200	$—	$200

See accompanying notes to unaudited condensed consolidated financial statements.

Apollo Realty Income Solutions, Inc.

Condensed Consolidated Statement of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31, 2023	For the Period February 18, 2022 (date of initial capitalization) through March 31, 2022
Cash flows from operating activities
Net income	$683	$—
Adjustments to reconcile net loss to net cash provided by operating activities:
Management fee	234
Depreciation and amortization	283
Straight line rent amortization	(651)
Changes in assets and liabilities:
Other assets	(266)	—
Due to affiliates	1,270	—
Other liabilities	102	—
Net cash provided by operating activities	1,655	—
Cash flows from investing activities:
Acquisitions of real estate	(44,214)	—
Origination and acquisition of real estate debt	(58,675)	—
Net cash used in investing activities	(102,889)	—
Cash flows from financing activities:
Proceeds from issuance of common stock	60,150	200
Contributions from non-controlling interests	—	—
Offering costs paid	(18)	—
Net cash provided by financing activities	60,132	200
Net change in cash and cash equivalents	(41,102)	200
Cash and cash equivalents, beginning of period	131,589	—
Cash and cash equivalents, end of period	$90,487	$200
Non-cash investing and financing activities
Accrued offering costs due to affiliate	$(65)	$—

See accompanying notes to unaudited condensed consolidated financial statements.

Apollo Realty Income Solutions, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Organization and Business Purpose

Apollo Realty Income Solutions, Inc. (the "Company") was formed on September 8, 2021 as a Maryland corporation. The Company is the sole general partner of ARIS Operating Partnership L.P., a Delaware limited partnership (the "Operating Partnership"). ARIS Special Limited Partner LLC (the "Special Limited Partner"), a subsidiary of Apollo Global Management, Inc. (together with its subsidiaries, "Apollo"), owns a special limited partner interest in the Operating Partnership. The Company was organized to invest primarily in a portfolio of diversified income-oriented commercial real estate in the United States. Substantially all of the Company's business is conducted through the Operating Partnership. The Company commenced its operations on December 22, 2022 and the Company and the Operating Partnership are both externally managed by ARIS Management, LLC (the "Adviser"), an indirect subsidiary of Apollo.

The Company has registered with the Securities and Exchange Commission (the "SEC") an offering of up to $5.0 billion in shares of common stock, consisting of up to $4.0 billion in shares in its primary offering and up to $1.0 billion in shares pursuant to its distribution reinvestment plan (the "Offering"). In the Offering, the Company intends to sell any combination of nine classes of shares of its common stock, Class S shares, Class D shares, Class I shares, Class F-S shares, Class F-D shares, Class F-I shares, Class A-I shares, Class A-II shares, and Class A-III shares with a dollar value up to the maximum offering amount. The share classes have different upfront selling commissions, ongoing stockholder servicing fees, management fees, and performance participation allocations. The purchase price per share for each class of common stock will vary and will generally equal the Company's prior month's net asset value ("NAV") per share, as calculated monthly, plus applicable upfront selling commissions and dealer manager fees. The Company also may issue Class E shares to certain of Apollo's affiliates and employees in one or more private placements; however, Class E shares are not being offered to the public pursuant to the Offering.

The Company intends to elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), commencing with the taxable year ending December 31, 2023. To maintain its tax qualification as a REIT, the Company will be required to distribute at least 90% of its taxable income, excluding net capital gains, to stockholders and meet certain other asset, income, and ownership tests.

As of March 31, 2023, the Company owned one property and had two investments in commercial real estate debt. The Company currently operates in two reportable segments: Real Estate and Real Estate Debt. See "Note 13 - Segment Reporting" for additional information.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and include the accounts of the Company and the Operating Partnership. All intercompany balances and transactions are eliminated in consolidation.

These unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position, results of operations and cash flows have been included. The Company's results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year or any other future period.

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

The accompanying condensed consolidated financial statements include the accounts of the Company and the Company's subsidiary partnerships. Third party unitholders of Operating Partnership's share of the assets, liabilities and operations of the Operating Partnership is included in non-controlling interest as equity of the Company. The noncontrolling interest is generally computed based on third party unit-holders ownership percentage.

Noncontrolling interests in the Operating Partnership represent units of the Operating Partnership that are held by third parties, including the Adviser, and units of the Operating Partnership issued to the Adviser under the Advisory Agreement. Units of the Operating Partnership may be redeemed for cash, or at our option, common shares of the Company on a one-for-one basis. Since the number of common shares outstanding is equal to the number of units of the Operating Partnership owned by us, the redemption value of each common unit of the Operating Partnership is equal to the market value of each common share and distributions paid to each unitholder is equivalent to dividends paid to common stockholders, per respective share class. As of March 31, 2023 and December 31, 2022, non-controlling interests in the Operating Partnership on our consolidated balance sheets had a carrying amount $98.2 million and $97.7 million, respectively, and a redemption value of $100.4 million and $100.0 million, respectively, based on the redemption price of our shares as of the balance sheet dates.

Cash and Cash Equivalents

Cash and cash equivalents represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. The Company did not hold cash equivalents at March 31, 2023 and December 31, 2022.

Fair Value Measurements

Under normal market conditions, the fair value of an investment is the amount that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date (i.e., the exit price). The Company uses a hierarchical framework that prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment, and the state of the marketplace, including the existence and transparency of transactions between market participants. Investments with readily available actively quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

Investments measured and reported at fair value are classified and disclosed in one of the following levels within the fair value hierarchy:

Level 1 — quoted prices are available in active markets for identical investments as of the measurement date. The Company does not adjust the quoted price for these investments.

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

The Company has elected the fair value option ("FVO") for investments in real estate debt as the Company believes fair value provides a more accurate depiction of these assets value. The Company generally determines the fair value of its investments in real estate debt by utilizing third-party pricing service providers whenever available. The inputs used to in determining the fair value of the Company's investments in real estate debt are considered Level 3.

Certain of the Company’s investments in real estate debt are unlikely to have readily available market quotations. In such cases, the Company will generally determine the initial value based on the acquisition price of such investment if acquired by the Company or the par value of such investment if originated by the Company. Following the initial measurement, the Company will determine fair value by utilizing or reviewing certain of the following (i) market yield data, (ii) discounted cash flow modeling, (iii) collateral asset performance, (iv) local or macro real estate performance, (v) capital market conditions, (vi) debt yield or loan-to-value ratios, and (vii) borrower financial condition and performance. The loans acquired or originated by the Company during the three months ended March 31, 2023 are held at the acquisition or par amount, which approximate fair value as of March 31, 2023.

The following table details the Company's assets measured at fair value on a recurring basis ($ in thousands):

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Investments in real estate debt	$—	$—	$58,675	$58,675

There were two assets acquired during the three months ended March 31, 2023 for an aggregate amount of $58.7 million and no other activity related to assets designated as Level 3.

As of December 31, 2022, the Company did not hold any assets at fair value.

Investment Property and Lease Intangibles

Acquisitions of properties are accounted for utilizing the acquisition method and, accordingly, the results of operations of acquired properties will be included in the Company's results of operations from their respective dates of acquisition. The Company will utilize a report from an independent appraiser to record the purchase of identifiable assets acquired and liabilities assumed such as land, buildings and improvements, equipment and identifiable intangible assets and liabilities such as amounts related to in-place leases, acquired above- and below-market leases, tenant relationships, asset retirement obligations and mortgage loans payable.

The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant. The Company also considers an allocation of purchase price of other acquired intangibles, including acquired in-place leases that may have a customer relationship intangible value, including (but not limited to) the nature and extent of the existing relationship with the tenants, the tenants’ credit quality and expectations of lease renewals.

The estimated fair value of acquired in-place leases is the costs the Company would have incurred to lease the properties to the occupancy level of the properties at the date of acquisition. Such estimates include the fair value of leasing commissions, legal costs, and other direct costs that would be incurred to lease the properties to such occupancy levels. Additionally, the Company evaluates the time period over which such occupancy levels would be achieved. Such evaluation includes an estimate of the net market-based rental revenues and net operating costs (primarily consisting of real estate taxes, insurance and utilities) that would be incurred during the lease-up period. Acquired in-place leases as of the date of acquisition are amortized over the remaining lease terms. The amortization of in-place lease intangibles is recorded in depreciation and amortization expense on the Company’s condensed consolidated statements of operations.

Acquired above- and below-market lease values are recorded based on the present value of the difference between the contractual amounts to be paid pursuant to the in-place leases and the Company's estimate of fair market value lease rates for the corresponding in-place leases. The capitalized above- and below-market lease values are amortized as adjustments to rental revenue over the remaining terms of the respective leases, which include periods covered by bargain renewal options, if applicable. Should a tenant terminate its lease, the unamortized portion of the in-place lease value will be charged to amortization expense and the unamortized portion of out-of-market lease value will be charged to rental revenue.

The Company's investments in real estate are stated at cost and are generally depreciated on a straight-line basis over the estimated useful lives of the assets as follows:

Description	Depreciable Life
Buildings	40 - 50 years
Buildings and land improvements	15 years
Lease intangibles and leasehold improvements	Lease term

Significant improvements to properties are capitalized, whereas, repairs and maintenance expenses at the Company's properties are expensed as incurred and included in real estate operating expense on the Company’s condensed consolidated statements of operations. When an asset is sold, the cost and related accumulated depreciation are removed from the accounts with the resulting gain or loss reflected in the Company's results of operations for the period.

Real estate assets will be evaluated for impairment on a quarterly basis. The Company will consider the following factors when performing its impairment analysis: (1) management, having the authority to approve the action, commits to a plan to sell the asset; (2) significant negative industry and economic outlook or trends; (3) expected material costs necessary to extend the life or operate the real estate asset; and (4) its ability to hold and dispose of the real estate asset in the ordinary course of business. A real estate asset is considered impaired when the sum of estimated future undiscounted cash flows to be generated by the real estate asset over the estimated remaining holding period is less than the carrying value of such real estate asset. An impairment charge is recorded equal to the excess of the carrying value of the real estate asset over the fair value. When determining the fair value of a real estate asset, the Company makes certain assumptions including, but not limited to, consideration of projected operating cash flows, comparable selling prices and projected cash flows from the eventual disposition of the real estate asset based upon its estimate of a capitalization rate and discount rate.

Investments in Real Estate Debt

The Company's investments in real estate debt consist of loans secured by real estate. The Company has elected the FVO for its investments in real estate debt. As such, the unrealized gain or loss associated with holding these investments at fair value are recorded as a component of income from investments in real estate debt on the Company's condensed consolidated statement of operations. No unrealized gain or loss was recognized for the three months ended March 31, 2023.

Interest income from the Company’s investments in real estate debt is recognized over the life of each investment using the effective interest method and is recorded on the accrual basis. Recognition of premiums and discounts associated with these investments is deferred and recorded over the term of the investment as an adjustment to yield. Upfront costs and fees related to items for which the FVO is elected are recognized in earnings as incurred and are not deferred. Interest income, upfront costs and fees are recorded as components of income from investments in real estate debt on the Company’s condensed consolidated statements of operations.

Revenue Recognition

The Company's rental revenue consists of base rent and tenant reimbursement income arising from tenant leases at the Company's properties under operating leases. Base rent is recognized on a straight-line basis over the life of the lease, including any rent step ups or abatements. The Company accounts for base rental revenue (lease component) and common area expense reimbursement (non-lease component) as one lease component under ASC 842. Additionally, the Company also includes the non-components of its leases, such as the reimbursement of utilities, insurance and real estate taxes, within this lease component.

The Company evaluates the collectability of receivables related to rental revenue on an individual lease basis. Management exercises judgment in assessing collectability and considers the length of time a receivable has been outstanding, tenant creditworthiness, payment history, available information about the financial condition of the tenant, and current economic trends, among other factors. Tenant receivables that are deemed uncollectible are recognized as a reduction to rental revenue.

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

Earnings per Share of Common Stock

Basic earnings per share of common stock is computed by dividing net income or loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income or loss for the period by the weighted average number of shares of common stock and common stock equivalents outstanding (unless their effect is anti-dilutive) for the period. As there were no common stock equivalents outstanding during the three months ended March 31, 2023 and the period from February 18, 2022 (date of initial capitalization) through March 31, 2022 the calculation of basic and diluted earnings per share are equal.

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

Organization costs are expensed as incurred and recorded as expenses on the Company's condensed consolidated statement of operations and offering costs are charged to equity as such amounts are incurred. At March 31, 2023, the Adviser and its affiliates had incurred organization and offering costs on the Company's behalf of $6.7 million, consisting of offering costs of $5.2 million and organization costs of $1.5 million. As of December 31, 2022, the Adviser and its affiliates had incurred $6.6 million of organization and offering costs on the Company's behalf, consisting of $5.1 million of offering costs and $1.5 million of organization costs. Such costs became the Company's liability on December 22, 2022, the date on which the proceeds from the Offering were released from escrow. These organization and offering costs are recorded as a component of due to affiliates on the Company's condensed consolidated balance sheet.

Apollo Global Securities, LLC (the "Dealer Manager"), a registered broker-dealer affiliated with the Adviser, serves as the dealer manager for the Offering. The Dealer Manager is entitled to receive selling commissions and dealer manager fees based on the transaction price of each applicable class of shares sold in the primary offering. The Dealer Manager is also entitled to receive a stockholder servicing fee based on the aggregate NAV of the Company’s outstanding Class S shares, Class D shares, Class F-S shares and Class F-D shares.

The following table details the selling commissions, dealer manager fees, and stockholder servicing fees for each applicable share class as of March 31, 2023:

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

The Dealer Manager, as the dealer manager for the Offering, is entitled to receive stockholder servicing fees of 0.85% per annum of the aggregate NAV for Class S shares and Class F-S shares. For Class D shares and Class F-D shares, a charge of 0.25% per annum of the aggregate NAV will be charged for stockholder servicing fees.

The Dealer Manager intends to enter into agreements with selected dealers that agree to distribute the Company's shares in the Offering, which will provide, among other things, for the reallowance of the full amount of the selling commissions and stockholder servicing fees to such selected dealers. The Company will cease paying the stockholder servicing fee with respect to any Class S share, Class D share, Class F-S share, or Class F-D share held in a shareholder's account at the end of the month in which the total selling commissions, dealer manager fees and stockholder servicing fees paid with respect to such shares would exceed, in the aggregate, 8.75% of the gross proceeds from the sale of such share. The Company will accrue the cost of the stockholder servicing fee as an offering cost at the time each Class S share, Class F-S share, Class D share, and Class F-D share is sold during the primary offering. There will not be a stockholder servicing fee, upfront selling commission or dealer manager fee with respect to Class I shares, Class F-I shares, Class A-I shares, Class A-II shares, and Class A-III shares. The Company will accrue the full cost of the stockholder servicing fee as an offering cost at the time of each Class S share, Class D share, Class F-S share, and Class F-D share sale during the primary offering. As of March 31, 2023, the Company had not sold any of those share classes and as such has not accrued for any stockholder servicing fees.

Recent Accounting Pronouncements

Any recently issued accounting pronouncements have been excluded as they either are not relevant to the Company or they are not expected to have a material impact on the Company's condensed consolidated financial statements.

Note 3 - Investments in Real Estate

Investments in real estate, net consisted of the following ($ in thousands):

March 31, 2023
Building and building improvements	$40,495
Land and land improvements	1,492
Total	41,987
Accumulated depreciation	(186)
Investment in real estate, net	$41,801

As of December 31, 2022, the Company had not acquired any properties. During the three months ended March 31, 2023, the Company acquired a 165,000 square foot industrial property in Columbus, Ohio in January 2023 for the aggregate consideration of $49.2 million.

The following table summarizes the purchase price allocation for the property acquired during the three months ended March 31, 2023 ($ in thousands):

Amount
Building and building improvements	$40,495
Land and land improvements	1,492
In-place lease intangibles	7,051
Above-market lease intangibles	176
Total purchase price	$49,214

Intangible assets are recorded in other assets on the accompanying condensed consolidated balance sheet. The amortization period for intangibles of the property is 15 years. As of March 31, 2023, the Company did not recognize any impairment on its real estate investments.

Note 4 - Investments in Real Estate Debt

The following table details the Company's investments in real estate debt as of March 31, 2023 ($ in thousands):

	March 31, 2023
Type of Investment in Real Estate Debt	Weighted Average Coupon	Weighted Average maturity Date (1)	Face Amount	Cost Basis	Fair Value
Commercial Real Estate Loans	SOFR+4.17%	1/4/2027	$59,075	$58,675	$58,675

____________

(1)
Weighted average maturity date is based on the fully extended maturity date of the loans.

As of March 31, 2023, the Company held two first mortgage positions collateralized by properties located in the United States. The total income from investments in real estate debt disclosed on the Company's condensed consolidated statement of operations relates to interest income and upfront fees recognized on these investments in real estate debt. There was no change in fair value during the period as the acquisition or origination prices approximated the fair value as of March 31, 2023.

Note 5 - Other Assets

The following table details the components of the Company's other assets at the dates indicated ($ in thousands):

	March 31, 2023	December 31, 2022
Real estate intangibles, net	$7,128	$—
Straight-line rent receivable	651	—
Interest receivable	184	—
Deposits	—	5,000
Other	83	—
Total	$8,046	$5,000

Note 6 - Intangibles

The Company did not have any intangible assets as of December 31, 2022. The gross carrying amount and accumulated amortization of the Company's intangible assets consisted of the following as of March 31, 2023 ($ in thousands):

March 31, 2023
Intangible assets:
In place lease intangibles	$7,051
Above market lease intangibles	176
Total intangible assets	7,227
Accumulated amortization:
In-place lease amortization	(97)
Above-market lease amortization	(2)
Total intangible assets	$7,128

The estimated future amortization on the Company's intangibles for each of the next five years and thereafter as of March 31, 2023 is as follows ($ in thousands):

	In-Place Lease Intangibles	Above-Market Intangibles
2023 (remaining)	$349	$9
2024	465	12
2025	465	12
2026	465	12
2027	465	12
Thereafter	4,745	117
	$6,954	$174

Note 7 - Leases

Lessor

The Company’s rental revenue consists of rent earned from operating leases at the Company’s industrial property. The lease at the Company’s industrial property includes a fixed base rent, subject to annual step-ups, and a variable component. The variable component of the Company’s operating lease primarily consists of the reimbursement of operating expenses such as real estate taxes, insurance, and common area maintenance costs.

The following table summarizes the fixed and variable components of the Company's operating leases as of March 31, 2023 ($ in thousands):

Three Months Ended March 31,
2023
Fixed lease payments	$904
Variable lease payments	91
Lease Revenue	$995
Above-market lease amortization	(2)
Rental Revenue	$993

The Company had no leases as of December 31, 2022.

The following table presents the undiscounted future minimum rents the Company expects to receive for its industrial property as of March 31, 2023 ($ in thousands):

Year	Future Minimum Rents
2023 (remaining)	$2,268
2024	3,106
2025	3,207
2026	3,311
2027	3,419
2028	3,530
Thereafter	38,192
Total	$57,033

Note 8 - Other Liabilities

The following table details the components of the Company's other liabilities at the dates indicated ($ in thousands):

March 31, 2023
Accounts payable and accrued expenses	$34
Real estate taxes payable	68
Total	$102

Note 9 - Related Party Transactions

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

The Company may retain certain of the Adviser's affiliates for necessary services relating to the Company's investments or its operations, including but not limited to any accounting and audit services (including valuation support services), account management services, administrative services, data management services, information technology services, finance/budget services, legal services, operational services, risk management services, tax services, treasury services, construction, special servicing, leasing, development, coordinating closing and post-closing procedures, property oversight, statutory services, and other property management services, as well as services related to mortgage servicing, group purchasing, healthcare, consulting/brokerage, capital markets/credit origination, broker-dealer services, underwriting, placing, syndicating, structuring, arranging, debt advisory services and other similar services, loan servicing, property, title and/or other types of insurance, title agency services, management consulting and other similar operational matters. Any fees paid to the Adviser's affiliates for any such services will not reduce the management fee or performance participation allocation. Any such arrangements will be at market terms and rates.

In addition, the Dealer Manager serves as the dealer manager for the Offering. The Dealer Manager is a registered broker-dealer affiliated with the Adviser. The Company entered into an agreement (the "Dealer Manager Agreement") with the Dealer Manager in connection with the Offering. Subject to the terms of the Dealer Manager Agreement, the Company's obligations to pay stockholder servicing fees with respect to the Class S shares, Class D shares, Class F-S shares, and Class F-D shares sold in the Offering shall survive until such shares are no longer outstanding (including because such shares have converted into Class I shares or Class F-I shares).

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

On February 18, 2022, the Company was capitalized with a $0.2 million investment by Apollo ARIS Holdings LLC, an indirect wholly-owned subsidiary of Apollo, in exchange for 10,000 shares of Class I common stock. On November 11, 2022, 10,000 shares of Class I common stock held by Apollo ARIS Holdings LLC were exchanged for 10,000 shares of Class F-I common stock.

On November 29, 2022, the Company issued 5,000,000 Class A-I units of the Operating Partnership to an affiliate of Apollo for the aggregate consideration of $100.0 million.

Due to Affiliates

The following table details the Company's expenses that are due to its Adviser:

	March 31, 2023	December 31, 2022
Organization and offering	$6,685	$6,620
General and administrative	2,783	1,678
Accrued management fee	165	—
Total	$9,633	$8,298

Organization and Offering Expenses

The Adviser has advanced $6.7 million of organization and offering expenses (including legal, accounting, and other expenses attributable to the Company's organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) on behalf of the Company through March 31, 2023. The Adviser will continue to advance the Company's organization and offering expenses on behalf of the Company through December 22, 2023, the first anniversary of the escrow break for the Offering. The Company will reimburse the Adviser for all such advanced costs ratably over a 60 month period beginning on December 22, 2023.

General and Administrative Expenses

The Adviser has agreed that it and/or its affiliates will advance certain general and administrative expenses on behalf of the Company through December 22, 2023, the first anniversary of the escrow break for the Offering. The Adviser has advanced $2.8 million of general and administrative expenses on the Company's behalf as of March 31, 2023. The Adviser will continue to advance certain of the Company's general and administrative expenses through December 22, 2023, the first anniversary of the escrow break for the Offering. The Company will reimburse the Adviser for all such advanced costs ratably over a 60 month period beginning on December 22, 2023.

Accrued Management Fee

The Adviser is entitled to a management fee equal to 1.25% of NAV per annum, payable monthly on Class S shares, Class D shares, and Class I shares. The Adviser will be paid a management fee equal to 1.0% of NAV per annum, payable monthly on Class F-S shares, Class F-D shares, Class F-I shares, and Class A-I shares. The Adviser will be paid a management fee equal to 1.0% of NAV for Class A-II shares per annum payable monthly; and provided that, for the period of April 1, 2023 through September 1, 2026, this management fee will be reduced to 0.92% of NAV for Class A-II shares per annum payable monthly. The Adviser will be paid a management fee equal to 1.0% of NAV for Class A-III shares per annum payable monthly; and provided that, for the period of April 1, 2023 through January 2, 2027, this management fee will be reduced to 0.85% of NAV for Class A-III shares per annum payable monthly. The management fee will be paid, at the Adviser's election, in cash, Class E shares, Class E units of the Operating Partnership or any combination thereof.

During the three months ended March 31, 2023, the Company issued approximately 3,862 unregistered Class E shares and approximately 7,801 unregistered Class E units of the Operating Partnership to the Adviser as payment for management fees as of March 31, 2023. The shares issued to the Adviser for payment of the management fee were issued at the applicable NAV per share at the end of each month for which the fee was earned, in reliance upon the exemption from registration set forth in Section 4(a)(2) of the Securities Act. The Adviser did not submit any repurchase requests for any shares or units of the Operating Partnership previously issued as payment for the management fee as of three months ended March 31, 2023.

Note 10 - Economic Dependency

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

Note 11 - Equity

Authorized Capital

The Company is authorized to issue preferred stock and ten classes of common stock consisting of Class S shares, Class D shares, Class I shares, Class F-S shares, Class F-D shares, Class F-I shares, Class A-I shares, Class A-II shares, Class A-III shares, and Class E shares. The differences among the classes of common stock relate to upfront selling commissions, dealer manager fees, and ongoing stockholder servicing fees, as well as varying management and performance participation fees. See "Note 9 - Related Party Transactions" for additional information.

As of March 31, 2023 and December 31, 2022, the Company had the following classes of common stock authorized, issued and outstanding:

	March 31, 2023		December 31, 2022
Classification	Shares Authorized	Shares Issued and Outstanding	Shares Authorized	Shares Issued and Outstanding
Preferred Stock, $0.01 par value per share	100,000,000	—	100,000,000	—
Class S Shares, $0.01 par value per share	100,000,000	—	100,000,000	—
Class D Shares, $0.01 par value per share	100,000,000	—	100,000,000	—
Class I Shares, $0.01 par value per share	100,000,000	—	100,000,000	—
Class F-S Shares, $0.01 par value per share	100,000,000	—	100,000,000	—
Class F-D Shares, $0.01 par value per share	100,000,000	—	100,000,000	—
Class F-I Shares, $0.01 par value per share	100,000,000	4,826,464	100,000,000	1,823,750
Class A-I Shares, $0.01 par value per share	100,000,000	—	100,000,000	—
Class A-II Shares, $0.01 par value per share	100,000,000	—	100,000,000	—
Class A-III Shares, $0.01 par value per share	100,000,000	—	100,000,000	—
Class E Shares, $0.01 par value per share	100,000,000	3,862	100,000,000	—
Total	1,100,000,000	4,830,326	1,100,000,000	1,823,750

Common Stock

The following table details the movement in the Company's outstanding shares of common stock for the three months ended March 31, 2023:

	Beginning balance, December 31, 2022	Common stock issued	Ending balance, March 31, 2023
Class F-I	1,823,750	3,002,714	4,826,464
Class E	—	3,862	3,862

The following table details the movement in the Company's outstanding shares of common stock for the period from February 18, 2022 (date of initial capitalization) to March 31, 2022:

Share Class	Beginning balance, February 18, 2022	Common stock issued	Ending balance, March 31, 2022
Class I	10,000	—	10,000

As of March 31, 2023, the Company had not issued any Class S shares, Class D shares, Class I shares, Class F-S shares, Class F-D shares, Class A-I shares, Class A-II shares, Class A-III shares.

Non-Controlling Interests - Operating Partnership Unitholders

Units of the Operating Partnership are subject to the same fees as the corresponding classes of common stock and do not have any preferential rights relative to the Company's interest in the Operating Partnership.

On December 22, 2022, the Company issued 5,000,000 Class A-I units of the Operating Partnership to an affiliate of Apollo for the aggregate consideration of $100.0 million in a private placement.

On March 1, 2023, the Company issued 7,801 Class E units of the Operating Partnership to the Adviser for the management fee earned on the 5,000,000 Class A-I units of the Operating Partnership units mentioned above for January and February.

Note 12 - Commitments and Contingencies

From time to time the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2023 and December 31, 2022, the Company was not subject to any material litigation nor is the Company aware of any material litigation threatened against it.

As of March 31, 2023, the Company had $40.9 million of unfunded commitments related to its investments in real estate debt. The timing and amounts of fundings are uncertain as these commitments relate to loans for construction costs, capital expenditures, leasing costs, interest and carry costs, among others. As such, the timing and amounts of future fundings depend on the progress and performance of the underlying assets of the Company's investments in real estate debt.

Note 13 - Segment Reporting

The Company operates in two reportable segments: Real Estate and Real Estate Debt. The Company allocates resources and evaluates results based off of the performance of each segment individually. The Company believes that Segment Net Operating Income is the key performance metric that captures the unique operating characteristics of each segment.

The following table provides the total assets and financial results by segment for the three months ended March 31, 2023:

	Real Estate	Real Estate Debt	Other Corporate	Total
Total Assets	$49,663	$58,859	$90,487	$199,009
				—
Revenue				—
Rental revenue	$993	$—	$—	$993
Total revenues	993	—	—	993
Expenses
Rental property operating	(92)	—	—	(92)
Total segment expenses	(92)	—	—	(92)
Income from investments in real estate debt	—	735	—	735
Segment net operating income	$901	$735	$—	$1,636
Depreciation and amortization	$(283)	$—	$—	$(283)
General and administrative				(1,105)
Management fee				(399)
Other income, net				834
Net income				$683
Net income attributable to non-controlling interests in ARIS OP				$348
Net income attributable to ARIS stockholders				$335

The Company had no investments and therefore operated in one reportable segment as of December 31, 2022.

Note 14 - Subsequent Events

Subsequent to the three months ended March 31, 2023, the Company had issued founders shares to clients of a certain financial intermediary in excess of $100 million, the minimum Class A-I subscription requirement. On April 4, 2023, the Company exchanged approximately 5,162,941 Class F-I shares for approximately 5,152,707 Class A-I shares at an exchange rate based on the NAV per share/unit for its Class F-I shares and Class A-I units of the Operating Partnership as of the exchange date.

Subsequent to three months ended March 31, 2023, the Company declared its inaugural distribution on all shares of common stock and units of the Operating Partnership of record on April 30, 2023. The gross distribution declared was $0.85 per share/unit for Class F-I, Class A-I, and Class E. The gross distribution for Class F-I shares and Class A-I shares and units of the Operating Partnership was reduced for class specific management fees, which resulted in a net distribution of $0.70.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References herein to "Apollo Realty Income Solutions," "ARIS," "Company," "we," "us," or "our" refer to Apollo Realty Income Solutions, Inc. and its subsidiaries unless the context specifically requires otherwise.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical data, this discussion contains forward-looking statements about our business, operations, and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed in Part I. Item 1A - "Risk Factors" in our Annual Report on Form 10-K filed with the SEC on March 10, 2023.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of forward-looking terminology such as "believe", "expect", "anticipate", "estimate", "plan", "continue", "intend", "should", "may" or similar expressions, or the negatives thereof. These may include our financial projections and estimates and their underlying assumptions, statements about plans, objectives and expectations with respect to future operations, statements with respect to acquisitions, statements regarding future performance and statements regarding identified but not yet closed acquisitions. Such forward-looking statements are inherently uncertain and there are or may be important factors that could cause actual outcomes or results to differ materially from those indicated in such statements. We believe these factors also include but are not limited to those described under the section entitled "Risk Factors" in our Annual Report on Form 10-K filed with the SEC on March 10, 2023, and any such updated factors included in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this document (or our prospectus and other filings). Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future developments or otherwise.

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

We intend to qualify as a REIT for U.S. federal income tax purposes beginning with our taxable year ending December 31, 2023. We plan to own all or substantially all of our assets through the Operating Partnership.

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

We have registered with the SEC the Offering of up to $5.0 billion in shares of common stock, consisting of up to $4.0 billion in shares in our primary offering and up to $1.0 billion in shares pursuant to our distribution reinvestment plan. The share classes have different upfront selling commissions and ongoing stockholder servicing fees, as well as varying management and performance participation fees. See "Note 9 - Related Party Transactions" to our condensed consolidated financial statements for additional information. As of December 22, 2022, we had satisfied the minimum offering requirement and our board of directors authorized the release of proceeds from escrow. We intend to continue selling shares in the Offering on a monthly basis.

As of May 9, 2023, we had received net proceeds of approximately $181.0 million from the sale of 9,021,998 shares of our common stock in the Offering. We have contributed the net proceeds from the Offering to our Operating Partnership in exchange for a corresponding number of Class F-I units of the Operating Partnership and Class A-I units of the Operating Partnership. Our Operating Partnership has used some of the net proceeds to make investments in real estate and real estate debt and for other general corporate purposes as further described below under "Portfolio".

We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from acquiring properties or real estate debt.

Q1 Highlights

Fundraising

•
We raised $60.1 million of net proceeds from the sale of F-I shares for the three months ended March 31, 2023.

Investments

•
On January 5, 2023, we acquired a fee simple interest in a newly constructed, approximately 165,000 square foot cold storage facility located adjacent to the Rickenbacker Airport in Columbus, Ohio (the “Rickenbacker Property”). The Rickenbacker Property was acquired from an unaffiliated third party for approximately $49.2 million, exclusive of closing costs, of cash on hand. Construction of the Rickenbacker Property was completed in December 2022. The Rickenbacker Property is 100% leased to SK Food Group, a custom food manufacturer with facilities across North America. The initial annual rent is approximately $3 million, with 3.25% annual rent escalations. The lease is guaranteed by SK Food Group’s parent company, Premium Brands Holdings Corporation (TSX: PBH), and expires in February 2038, with two five-year renewal options.
•
On March 3, 2023, we co-originated a $50.0 million pari passu interest ($30.4 million of which was funded at closing) in a $207 million floating-rate, first mortgage loan secured by an approximately 1.3 million square foot Class-A food distribution facility being constructed in Manchester, Pennsylvania. Affiliates of Apollo co-originated the remaining $157 million pari passu interest. The loan has an initial three-year term, with two one-year extension options and an initial interest rate of the Secured Overnight Financing Rate (“SOFR”) plus 400 basis points, which will decrease to SOFR plus 350 basis points upon construction completion. The facility is 100% leased to United Natural Foods (NYSE:UNFI), a national wholesale food distributor with 58 distribution centers across North America. The transaction sponsor is a real estate private equity firm exclusively focused on cold storage investments.
•
On March 28, 2023, we acquired a $50.0 million pari passu interest ($28.7 million of which was funded at closing) in a $300 million floating-rate senior A-note, which was part of a $450 million whole loan secured by a 1,098-unit multifamily tower with approximately 26,000 square feet of retail space being constructed in Brooklyn, New York. An affiliate of Apollo acquired a $250 million pari passu interest in the A-note, with the $150 million B-note held by a third party who originated the loan in September 2021. The loan has an initial remaining term of 18 months, with one extension option that matures in 30 months and an interest rate of SOFR plus 435 basis points.

Portfolio

Investments in Real Estate

The following table provides information regarding our portfolio of real estate properties as of March 31, 2023 ($ in thousands):

Investment	Number of Properties	Property Type	Location	Acquisition Date	Sq. Feet (in thousands)	Occupancy	Gross Asset Value(1)
Rickenbacker	1	Industrial	Columbus, Ohio	January 2023	165	100%	$49,214

___________

(1)
Based on fair value as of March 31, 2023.

Investments in Real Estate Debt

The following table summarizes our investments in real estate debt as of March 31, 2023 ($ in thousands):

Commercial Mortgage Loan Portfolio
#	Property Type	Number of Positions	Coupon	Maturity Date	Cost Basis	Fair Value
1	Industrial	1	SOFR+4.00%	March 7, 2026	$30,405	$30,405
2	Multifamily	1	SOFR+4.35%	October 1, 2024	$28,270	$28,270

Results of Operations

We commenced operations on December 22, 2022, the date on which we had satisfied the minimum offering requirements and our board of directors authorized the release of proceeds from escrow for the Offering. As of December 31, 2022, we had not made any investments. Due to our investments in real estate and real estate debt during the three months ended March 31, 2023, our result of operations for the three months ended March 31, 2023 and December 31, 2022 are not comparable.

The following table sets forth information regarding our consolidated results of operations for the three months ended March 31, 2023, and December 31, 2022 ($ in thousands):

	Three Months Ended March 31, 2023	Three Months Ended December 31, 2022
Revenues
Rental revenue	$993	$—
Total revenues	993	—
Expenses
Rental property operating	$92	$—
General and administrative	1,105	1,678
Organization expenses	—	1,487
Management fee	399	—
Depreciation and amortization	283	—
Total expenses	$1,879	$3,165
Other income
Income from investments in real estate debt	735	—
Other income	834	114
Total other income	1,569	114
Net income (loss)	$683	$(3,051)

Rental Revenue, Rental Property Operating Expenses, Depreciation and Amortization

During the three months ended March 31, 2023, rental revenues, rental property operating expenses, and depreciation and amortization were recognized as a result of our acquisition of a property during the quarter.

General and Administrative Expenses

During the three months ended March 31, 2023, general and administrative expenses were $1.1 million, and consisted primarily of legal fees, accounting fees, and other professional services. The decrease from the $1.7 million of general and administrative expenses recognized during the three months ended December 31, 2022, was due to the recognition of all expenses incurred prior to our breaking of escrow, which occurred on December 22, 2022.

Organization Costs

During the three months ended March 31, 2023, we incurred no organization costs. The decrease from the $1.5 million of organization costs recognized during the three months ended December 31, 2022 was due to the recognition of all organization expenses incurred prior to our breaking of escrow, which occurred on December 22, 2022. See "Note 2 - Summary of Significant Accounting Policies" to our condensed consolidated financial statements for additional information.

Income from Investments in Real Estate Debt

During the three months ended March 31, 2023, income from investments in real estate debt were recognized as a result of our making two investments in real estate debt during the quarter. The income primarily relates to interest income and the recognition of an upfront fee.

Other Income

Other income primarily consists of interest earned on our cash balances. The increase is caused by increased cash holdings during the three months ended March 31, 2023 as compared to December 31, 2022 due to increased cash held from capital raising.

Management Fee

The Adviser's management fee waiver expired upon the acquisition of our first investment and during the three months ended March 31, 2023, we began recording the management fees on a monthly basis based on NAV.

Net Asset Value

NAV per share is calculated in accordance with the valuation guidelines approved by our board of directors. Our total NAV presented in the following tables includes the NAV of our Class F-I shares, Class E shares and partnership interests in the Operating Partnership held by parties other than the Company. The following table provides a breakdown of the major components of our total NAV as of March 31, 2023 ($ and shares/units in thousands):

Components of NAV	March 31, 2023
Investments in real estate	$49,214
Investments in real estate debt	58,675
Cash	90,487
Other assets	267
Other liabilities	(102)
Management fee payable	(165)
Net asset value	$198,376
Number of outstanding shares/units	9,838

The following table provides a breakdown of our total NAV and NAV per share/unit by class as of March 31, 2023 ($ and shares/units in thousands, except per share/unit data):

NAV Per Share/Unit	Class F-I Shares	Class E Shares	Third-party Operating Partnership Class A-I Units(1)	Third-party Operating Partnership Class E Units(1)	Total
Net asset value	$97,288	$78	$100,853	$157	$198,376
Number of outstanding shares/units	4,826	4	5,000	8	9,838
NAV per share/unit as of March 31, 2023	$20.16	$20.18	$20.17	$20.18

___________

(1)
Includes the partnership interests of the Operating Partnership held by parties other than the Company.

Consistent with our disclosure in our prospectus regarding our NAV calculation, our investments in real estate are initially valued at cost. In the future, as we establish new values for our real estate investments, we will provide information on key assumptions used in the discounted cash flow methodology and a sensitivity analysis related thereto.

The following table reconciles stockholders' equity and the Operating Partnership unitholders' capital per our condensed consolidated balance sheet to our NAV ($ in thousands):

Reconciliation of Stockholders' Equity to NAV	March 31, 2023
Stockholders' equity under U.S. GAAP	$189,274
Adjustments:
Advanced organization and offering costs and advanced operating expenses	9,468
Accumulated depreciation and amortization	(366)
NAV	$198,376

The following details the adjustments to reconcile GAAP stockholders' equity to our NAV:

•
The Adviser has agreed that it and/or its affiliates will advance organization and offering expenses on our behalf (including legal, accounting, and other expenses attributable to our organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) through December 22, 2023. In addition, the Adviser has agreed that it and/or its affiliates will advance certain general and administrative expenses on our behalf through December 22, 2023. We will reimburse the Adviser and its affiliates for all such advanced expenses ratably over a 60-month period beginning on December 22, 2023. Under GAAP, organization costs are expensed as incurred and offering costs are charged to equity as such amounts are incurred. For NAV, such costs will be recognized as a reduction of NAV as they are reimbursed to the Adviser.
•
In accordance with GAAP, we depreciate our investments in real estate and amortize certain other assets and liabilities. Such depreciation and amortization are not recorded for the purposes of calculating NAV.

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

The Adviser has advanced on our behalf organization and offering costs of $6.7 million and general and administrative expenses of $2.8 million as of March 31, 2023. The Adviser will continue to advance organization and offering costs and certain general and administrative expenses on our behalf until December 22, 2023. We will reimburse the Adviser ratably over a 60-month period beginning on December 22, 2023.

Over time, we generally intend to fund our cash needs for items other than asset acquisitions from operations. We expect our cash needs for acquisitions will be funded primarily from the sale of shares of our common stock and through the assumption or incurrence of debt.

Although we have not received any commitments from lenders, we may decide to incur indebtedness to fund acquisitions, to repurchase shares pursuant to our share repurchase plan and for any other corporate purpose. If we decide to incur indebtedness, we expect that it would afford us borrowing availability to fund repurchases. As our assets increase, however, it may not be commercially feasible, or we may not be able to secure adequate borrowings to fund share repurchases.

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

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents ($ in thousands):

Three Months Ended March 31, 2023
Cash flows provided by operating activities	$1,655
Cash flows used in investing activities	(102,889)
Cash flows provided by financing activities	60,132
Net increase in cash and cash equivalents	$(41,102)

Cash flows provided by operating activities were approximately $1.7 million for the three months ended March 31, 2023, primarily as a result of income generated on our investments and outstanding cash balances.

Cash flows used in investing activities were $102.9 million for the three months ended March 31, 2023, relating to our investments in real estate and real estate debt.

Cash flows provided by financing activities were $60.1 million for the three months ended March 31, 2023, primarily due to $60.2 million of proceeds from the issuance of our common stock net of offering costs.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. There have been no material changes to our Critical Accounting Policies described in our Annual Report on Form 10-K filed with the SEC on March 10, 2023.

Recent Accounting Pronouncements

See Note 2 - Summary of Significant Accounting Policies to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion concerning recent accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Credit risk is the failure of the counterparty to perform under the terms of a derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties.

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

As of March 31, 2023, we did not have any indebtedness or derivative contracts and therefore the risks associated with those instruments.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to the Company's management, including its Co-Chief Executive Officers ("Co-CEOs") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q was made under the supervision and with the participation of our management, including our Co-CEOs and CFO. Based upon this evaluation, our Co-CEOs and CFO have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Co-CEOs and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There have been no material changes to the risk factors previously disclosed under Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal action arising in the ordinary course of business. As of March 31, 2023, we were not involved in any material legal proceedings.

ITEM 1A. RISK FACTORS

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022, and under the heading "Risk Factors" in our prospectus dated April 20, 2023, as supplemented.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

During the three months ended March 31, 2023, we sold equity securities that were not registered under the Securities Act. As described in Note 9 - Related Party Transactions to our condensed consolidated financial statements, the Adviser is entitled to an annual management fee payable monthly in cash, shares of common stock, or units of the Operating Partnership, in each case at the Adviser's election. For the three months ended March 31, 2023, the Adviser elected to receive its management fee in Class E shares and Class E units of the Operating Partnership. In connection with the Adviser's election, we issued approximately 3,862 Class E shares and approximately 7,801 Class E units of the Operating Partnership to the Adviser in March 2023 in satisfaction of the January 2023 and February 2023 management fee. These issuances were made in reliance upon the exemption from registration set forth in Section 4(a)(2) of the Securities Act.

Use of Offering Proceeds

On June 29, 2022, the Registration Statement on Form S-11 (File No. 333-264456) for the Offering was declared effective under the Securities Act. The offering price for each class of our common stock is determined monthly and is made available on our website and in prospectus supplement filings.

As of March 31, 2023, we received net proceeds of $96.6 million from the Offering. The following table summarizes certain information about the Offering proceeds therefrom (in thousands):

Class F-I Shares
Offering proceeds:
Shares sold	4,826
Gross offering proceeds	$96,625
Selling commissions and dealer manager fees	—
Accrued stockholder servicing fees	—
Net offering proceeds	$96,625

We intend to use the net proceeds from the Offering to (i) make investments in accordance with our investment strategy and policies, (ii) reduce borrowings and repay indebtedness incurred under various financing agreements we may enter into and (iii) fund repurchases under our share repurchase plan.

Share Repurchase Plan

We have adopted a share repurchase plan, whereby on a monthly basis, stockholders may request that we repurchase all or any portion of their shares. We may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular month, in our discretion, subject to any limitations in the share repurchase plan. The aggregate NAV of total repurchases of Class S shares, Class D shares, Class I shares, Class F-S shares, Class F-D shares, Class F-I shares, Class A-I shares, Class A-II shares, Class A-III shares and Class E shares will be limited to 2% of the aggregate NAV per month and 5% of the aggregate NAV per calendar quarter. Shares would be repurchased at a price equal to the transaction price on the applicable repurchase date. Due to the illiquid nature of investments in real estate, we may not have sufficient liquid resources to fund repurchase requests and has established limitations on the amount of funds we may use for repurchases during any calendar month and quarter. Further, our board of directors may modify or suspend the share repurchase plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

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
4.2

Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.2 to the Registrant's Post-Effective Amendment No. 2 to the Registrant's Registration Statement on Form S-11, as Filed by the Registrant with the Securities and Exchange Commission on April 7, 2023)

4.3	Form of Subscription Agreements
10.1	Second Amended and Restated Advisory Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 21, 2023)
10.2	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K filed on March 10, 2023)
10.3	Trademark License Agreement (filed as Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q filed on August, 10, 2022 and incorporated herein by reference)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officers and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (embedded with the Inline XBRL document)

*	Filed herewith

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

Apollo Realty Income Solutions, Inc.

May 10, 2023	By:	/s/ Philip Mintz
Philip Mintz
Co-President, Co-Chief Executive Officer and Director
(Co-Principal Executive Officer)

May 10, 2023	By:	/s/Randy Anderson
Randy Anderson
Co-President, Co-Chief Executive Officer and Director
(Co-Principal Executive Officer)

May 10, 2023	By:	/s/ John Calace
John Calace Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)