Form 10-Q
period 2023-06-30
Apollo Realty Income Solutions, Inc.
filed 2023-08-09
CIK 1882850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 8, 2023, the Registrant had 15,461,465 outstanding shares of common stock, consisting of 9,366,546 Class A-I shares and 6,094,919 Class F-I shares.

		Page
PART I	Financial Information	1
Item 1.	Financial Statements	1
	Condensed Consolidated Financial Statements (Unaudited):
	Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022	1
	Condensed Consolidated Statement of Operations for the Three and Six Months Ended June 30, 2023 and for the Three Months Ended June 30, 2022, and the Period February 18, 2022 (date of initial capitalization) through June 30, 2022	2
	Condensed Consolidated Statement of Changes in Equity for the Three and Six Months Ended June 30, 2023 and the Three Months Ended June 30, 2022 and the Period February 18, 2022 (date of initial capitalization) through June 30, 2022	3
	Condensed Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2023 and the Period February 18, 2022 (date of initial capitalization) through June 30, 2022	4
	Notes to Condensed Consolidated Financial Statements	5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	24

PART II	Other Information	24
Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Mine Safety Disclosure	25
Item 5.	Other Information	25
Item 6.	Exhibits	25
	Signatures	27

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Apollo Realty Income Solutions, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands - except share data)

	June 30, 2023	December 31, 2022
Assets
Investments in real estate, net	$42,192	$—
Investments in real estate debt, at fair value	141,416	—
Cash and cash equivalents	116,893	131,589
Other assets	10,700	5,000
Total assets(1)	$311,201	$136,589
Liabilities and Equity
Due to affiliates	$12,182	$8,298
Other liabilities	1,201	—
Total liabilities(1)	13,383	8,298
Commitments and contingencies (See Note 13)
Equity
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized at June 30, 2023 and December 31, 2022, and none issued and outstanding	—	—
Common stock, $0.01 par value per share (See Note 12 - Equity)	102	18
Additional paid-in capital	199,208	31,367
Accumulated deficit	(392)	(815)
Total stockholders' equity	198,918	30,570
Non-controlling interest attributable to ARIS OP unitholders	98,900	97,721
Total equity	297,818	128,291
Total liabilities and equity	$311,201	$136,589

_________________

(1)
Represents the consolidated assets and liabilities of ARIS Operating Partnership LP, a Delaware limited partnership (the "Operating Partnership"). The Operating Partnership is a consolidated variable interest entity ("VIE"), of which the Company is the sole general partner and owns approximately 67% as of June 30, 2023. See "Note 2 - Summary of Significant Accounting Policies" for additional information.

See accompanying notes to unaudited condensed consolidated financial statements.

Apollo Realty Income Solutions, Inc.

Condensed Consolidated Statement of Operations (Unaudited)

(in thousands - except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,	For the Period February 18, 2022 (date of initial capitalization) through June 30,
	2023	2022	2023	2022
Revenues
Rental revenue	$1,054	$—	$2,047	$—
Total revenues	1,054	—	2,047	—
Expenses
Rental property operating	$113	$—	$205	$—
General and administrative	1,427	—	2,532	—
Management fee	699	—	1,098	—
Performance participation allocation	146	—	146	—
Depreciation and amortization	345	—	628	—
Total expenses	$2,730	$—	$4,609	$—
Other income
Income from investments in real estate debt	3,161	—	3,896	—
Other income	1,560	—	2,394	—
Total other income	4,721	—	6,290	—
Net income	$3,045	$—	$3,728	$—
Net income attributable to non-controlling interests in ARIS OP	$1,124	$—	$1,472	$—
Net income attributable to ARIS stockholders	$1,921	$—	$2,256	$—
Net income per share of common stock, basic and diluted	$0.22	$—	$0.38	$—
Weighted-average shares of common stock outstanding, basic and diluted	8,681,106	—	5,979,955	—

See accompanying notes to unaudited condensed consolidated financial statements.

Apollo Realty Income Solutions, Inc.

Condensed Consolidated Statement of Changes in Equity (Unaudited)

(in thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity	Non-Controlling Interest	Total Equity

Balance at December 31, 2022	1,824	$18	$31,367	$(815)	$30,570	$97,721	$128,291
Common stock issued	3,006	30	60,197	—	60,227	—	60,227
Offering costs	—	—	(83)	—	(83)	—	(83)
Contributions from non-controlling interest	—	—	—	—	—	156	156
Net income	—	—	—	335	335	348	683
Balance at March 31, 2023	4,830	$48	$91,481	$(480)	$91,049	$98,225	$189,274
Common stock issued	5,395	54	108,490	—	108,544	—	108,544
Offering costs	—	—	(906)	—	(906)	—	(906)
Distribution reinvestments	6	—	118	—	118	351	469
Amortization of restricted stock grants	—	—	25	—	25	—	25
Share class transfer	(10)	—	—	—	—	—	—
Net income	—	—	—	1,921	1,921	1,124	3,045
Contributions from non-controlling interest	—	—	—	—	—	255	255
Distributions to non-controlling interest	—	—	—	—	—	(1,055)	(1,055)
Distributions declared on common stock	—	—	—	(1,833)	(1,833)	—	(1,833)
Balance at June 30, 2023	10,221	$102	$199,208	$(392)	$198,918	$98,900	$297,818

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity	Non-Controlling Interest	Total Equity
February 18, 2022 (date of initial capitalization)	10	$—	$200	$—	$200	$—	$200
Net income	—	—	—	—	—	—	—
Balance at March 31, 2022	10	$—	$200	$—	$200	$—	$200
Net income	—	—	—	—	—	—	—
Balance at June 30, 2022	10	$—	$200	$—	$200	$—	$200

See accompanying notes to unaudited condensed consolidated financial statements.

Apollo Realty Income Solutions, Inc.

Condensed Consolidated Statement of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30, 2023	For the Period February 18, 2022 (date of initial capitalization) through June 30, 2022
Cash flows from operating activities
Net income	$3,728	$—
Adjustments to reconcile net income to net cash provided by operating activities:
Management fee	1,098	—
Depreciation and amortization	628	—
Straight line rent amortization	(836)	—
Amortization of discount/premium	(67)	—
Amortization of restricted stock awards	25	—
Unrealized gain on fair value of investments in real estate debt	(377)	—
Changes in assets and liabilities:
Other assets	(848)	—
Due to affiliates	2,654	—
Other liabilities	132	—
Net cash provided by operating activities	6,137	—
Cash flows from investing activities:
Acquisitions of real estate	(46,214)	—
Capital improvements to real estate	(621)	—
Origination and acquisition of real estate debt	(125,621)	—
Purchase of real estate-related securities	(12,865)	—
Add-on fundings of commercial mortgage loans	(2,486)	—
Net cash used in investing activities	(187,807)	—
Cash flows from financing activities:
Proceeds from issuance of common stock	168,342	200
Distributions	(1,350)	—
Offering costs paid	(18)	—
Net cash provided by financing activities	166,974	200
Net change in cash and cash equivalents	(14,696)	200
Cash and cash equivalents, beginning of period	131,589	—
Cash and cash equivalents, end of period	$116,893	$200
Non-cash investing and financing activities
Accrued offering costs due to affiliate	$971	$—
Transfer of shares from Class F-I shares to Class A-I shares	$103,982	$—
Distribution reinvestments	$469	$—
Distributions accrued and not paid	$1,069	$—

See accompanying notes to unaudited condensed consolidated financial statements.

Apollo Realty Income Solutions, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Organization and Business Purpose

Apollo Realty Income Solutions, Inc. (the "Company") was formed on September 8, 2021 as a Maryland corporation. The Company is the sole general partner of ARIS Operating Partnership L.P., a Delaware limited partnership (the "Operating Partnership"). ARIS Special Limited Partner, LLC (the "Special Limited Partner"), a subsidiary of Apollo Global Management, Inc. (together with its subsidiaries, "Apollo"), owns a special limited partner interest in the Operating Partnership. The Company was organized to invest primarily in a portfolio of diversified income-oriented commercial real estate in the United States. Substantially all of the Company's business is conducted through the Operating Partnership. The Company commenced its operations on December 22, 2022 and the Company and the Operating Partnership are both externally managed by ARIS Management, LLC (the "Adviser"), an indirect subsidiary of Apollo.

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

The Company intends to elect to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"), commencing with the taxable year ending December 31, 2023. To maintain its tax qualification as a REIT, the Company will be required to distribute at least 90% of its taxable income, excluding net capital gains, to stockholders and meet certain other asset, income, and ownership tests.

As of June 30, 2023, the Company owned one property, had five investments in commercial real estate debt, and held seven real estate-related securities. The Company currently operates in two reportable segments: Real Estate and Real Estate Debt. See "Note 14 - Segment Reporting" for additional information.

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

These unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position, results of operations and cash flows have been included. The Company's results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year or any other future period.

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

Noncontrolling interests in the Operating Partnership represent units of the Operating Partnership that are held by third parties, including the Adviser, and units of the Operating Partnership issued to the Adviser under an advisory agreement by and among the Company, the Operating Partnership and the Adviser (as amended, restated or otherwise modified from time to time, the "Advisory Agreement"). Units of the Operating Partnership may be redeemed for cash, or at the Company's option, common shares of the Company on a one-for-one basis. Since the number of common shares outstanding is equal to the number of units of the Operating Partnership owned by the Company, the redemption value of each common unit of the Operating Partnership is equal to the market value of each common share and distributions paid to each unitholder is equivalent to dividends paid to common stockholders, per respective share class. As of June 30, 2023 and December 31, 2022, non-controlling interests in the Operating Partnership on the Company's consolidated balance sheets had a carrying amount $98.9 million and $97.7 million, respectively, and a redemption value of $102.7 million and $100.1 million, respectively, based on the redemption price of the Company's shares as of the balance sheet dates.

Cash and Cash Equivalents

Cash and cash equivalents represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. As of June 30, 2023, the Company held $105.8 million of cash equivalents and did not hold any cash equivalents as of December 31, 2022.

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

The Company has elected the fair value option ("FVO") for investments in real estate debt as the Company believes fair value provides a more accurate depiction of these assets value. As of June 30, 2023, the Company's investments in real estate debt consisted of commercial mortgage loans secured by real estate assets and real estate-related securities. The Company generally determines the fair value of its investments in real estate debt by utilizing third-party pricing service providers whenever available.

The Company's investments in commercial mortgage loans are unlikely to have readily available market quotations. In such cases, the Company will generally determine the initial value based on the acquisition price of such investment if acquired by the Company or the par value of such investment if originated by the Company. Following the initial measurement, the Company will determine fair value by utilizing or reviewing certain of the following (i) market yield data, (ii) discounted cash flow modeling, (iii) collateral asset performance, (iv) local or macro real estate performance, (v) capital market conditions, (vi) debt yield or loan-to-value ratios, and (vii) borrower financial condition and performance. The loans acquired or originated by the Company during the three months ended June 30, 2023 are held at the acquisition or par amount, which approximate fair value as of June 30, 2023. The inputs used in determining the fair value of the Company's investments in commercial mortgage loans are considered Level 3.

The fair value of real estate-related securities may be determined by using third-party pricing service providers or broker-dealer quotes, reported trades or valuation estimates from their internal pricing models to determine the reported price. The inputs used in determining the fair value of the Company's investments in real estate-related securities are considered Level 2.

The following table details the Company's assets measured at fair value on a recurring basis ($ in thousands):

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Investments in real estate debt	$—	$12,909	$128,507	$141,416

The following table details the Company's assets measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

	Investments in Real Estate Debt	Total
Balance as of December 31, 2022	$—	$—
Originations and acquisitions	128,174	128,174
Included in net income:
Unrealized gain from investments in real estate debt	333	333
Balance as of June 30, 2023	$128,507	$128,507

The following table contains the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy ($ in thousands):

	June 30, 2023
	Fair Value	Valuation Technique	Unobservable Inputs	Rate Range	Impact to Valuation from an Increase in Input
Assets:
Investments in real estate debt	$128,507	Discounted cash flow	Discount rate	8.75% - 9.50%	Decrease

As of December 31, 2022, the Company did not hold any assets at fair value.

Investment Property and Lease Intangibles

Acquisitions of properties are accounted for utilizing the acquisition method and, accordingly, the operations of acquired properties will be included in the Company's results of operations from their respective dates of acquisition. The Company will utilize a report from an independent appraiser to record the purchase of identifiable assets acquired and liabilities assumed such as land, buildings and improvements, equipment and identifiable intangible assets and liabilities such as amounts related to in-place leases, acquired above- and below-market leases, tenant relationships, asset retirement obligations and mortgage loans payable.

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

Investments in Real Estate Debt

The Company's investments in real estate debt consist of commercial mortgage loans secured by real estate and real estate-related securities. The real estate-related securities are classified as available-for-sale securities. The Company has elected the FVO for its commercial mortgage loans secured by real estate and its real estate-related securities. As such, in both instances, the unrealized gain or loss associated with holding these investments at fair value are recorded as a component of income from investments in real estate debt on the Company's condensed consolidated statement of operations. For the three and six months ended June 30, 2023 the Company recorded $0.4 million of unrealized gain on investments in real estate debt.

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

Revenue Recognition

The Company's rental revenue consists of base rent and tenant reimbursement income arising from tenant leases at the Company's properties under operating leases. Base rent is recognized on a straight-line basis over the life of the lease, including any rent step ups or abatements. The Company accounts for base rental revenue (lease component) and common area expense reimbursement (non-lease component) as one lease component under Accounting Standards Codification 842. Additionally, the Company also includes the non-components of its leases, such as the reimbursement of utilities, insurance and real estate taxes, within this lease component.

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

Earnings per Share of Common Stock

Basic earnings per share of common stock is computed by dividing net income or loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income or loss for the period by the weighted average number of shares of common stock and common stock equivalents outstanding (unless their effect is anti-dilutive) for the period. As there were no common stock equivalents outstanding during the three and six months ended June 30, 2023 and the period from February 18, 2022 (date of initial capitalization) through June 30, 2022 the calculation of basic and diluted earnings per share are equal.

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

Organization costs are expensed as incurred and recorded as expenses on the Company's condensed consolidated statement of operations and offering costs are charged to equity as such amounts are incurred. As of June 30, 2023, the Adviser and its affiliates had incurred organization and offering costs on the Company's behalf of $7.6 million, consisting of offering costs of $6.1 million and organization costs of $1.5 million. As of December 31, 2022, the Adviser and its affiliates had incurred $6.6 million of organization and offering costs on the Company's behalf, consisting of $5.1 million of offering costs and $1.5 million of organization costs. Such costs became the Company's liability on December 22, 2022, the date on which the proceeds from the Offering were released from escrow. These organization and offering costs are recorded as a component of due to affiliates on the Company's condensed consolidated balance sheet.

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

The following table details the selling commissions, dealer manager fees, and stockholder servicing fees for each applicable share class as of June 30, 2023:

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

The Dealer Manager has entered into agreements with selected dealers that agree to distribute the Company's shares in the Offering, which will provide, among other things, for the reallowance of the full amount of the selling commissions and stockholder servicing fees to such selected dealers. The Company will cease paying the stockholder servicing fee with respect to any Class S share, Class D share, Class F-S share, or Class F-D share held in a stockholder's account at the end of the month in which the total selling commissions, dealer manager fees and stockholder servicing fees paid with respect to such shares would exceed, in the aggregate, 8.75% of the gross proceeds from the sale of such share. The Company will accrue the cost of the stockholder servicing fee as an offering cost at the time each Class S share, Class F-S share, Class D share, and Class F-D share is sold during the primary offering. There will not be a stockholder servicing fee, upfront selling commission or dealer manager fee with respect to Class I shares, Class F-I shares, Class A-I shares, Class A-II shares, and Class A-III shares. The Company will accrue the full cost of the stockholder servicing fee as an offering cost at the time of each Class S share, Class D share, Class F-S share, and Class F-D share sale during the primary offering. As of June 30, 2023, the Company had not sold any of those share classes and as such has not accrued for any stockholder servicing fees.

Share Based Payments

We account for share-based compensation to our independent directors, to the Adviser and to employees of the Adviser and its affiliates using the fair value-based methodology prescribed by GAAP. Compensation cost related to restricted common stock issued is measured at its fair value at the grant date and amortized into expense over the vesting period on a straight-line basis.

Recent Accounting Pronouncements

Any recently issued accounting pronouncements have been excluded as they either are not relevant to the Company or they are not expected to have a material impact on the Company's condensed consolidated financial statements.

Note 3 - Investments in Real Estate

Investments in real estate, net consisted of the following ($ in thousands):

June 30, 2023
Building and building improvements	$40,495
Land and land improvements	1,492
Tenant improvements	620
Total	42,607
Accumulated depreciation	(415)
Investment in real estate, net	$42,192

As of December 31, 2022, the Company had not acquired any properties and during the three months ended June 30, 2023, the Company did not acquire any properties.

The following table summarizes the purchase price allocation for the property acquired during the six months ended June 30, 2023 ($ in thousands):

Amount
Building and building improvements	$40,495
Land and land improvements	1,492
In-place lease intangibles	7,051
Above-market lease intangibles	176
Total purchase price	$49,214

Intangible assets are recorded in other assets on the accompanying condensed consolidated balance sheet. The amortization period for intangibles of the property is 15 years. As of June 30, 2023, the Company did not recognize any impairment on its real estate investments.

Note 4 - Investments in Real Estate Debt

The following table details the Company's investments in real estate debt as of June 30, 2023 ($ in thousands):

	June 30, 2023
Type of Investment in Real Estate Debt	Number of Positions	Weighted Average Coupon(1)	Weighted Average Maturity Date (2)	Face Amount	Cost Basis	Fair Value
Commercial real estate loans	5	9.2%	June 2027	$128,507	$128,174	$128,507
Real estate-related securities	7	6.7%	August 2037	13,100	12,865	12,909
Total Investments in real estate debt	12	9.0%	May 2028	$141,607	$141,039	$141,416

____________

(1)
Based on applicable benchmark rates as of June 30, 2023.
(2)
Weighted average maturity date is based on fully extended maturity.

The Company did not hold any investments in real estate debt as of December 31, 2022.

All of our real estate-related securities have maturity dates greater than ten years from June 30, 2023.

The total income from investments in real estate debt disclosed on the Company's condensed consolidated statement of operations relates to interest income, upfront fees recognized, and unrealized gain on these investments in real estate debt. For the three and six months ended June 30, 2023, the Company recorded $0.4 million of unrealized gain on its investments in real estate debt.

Note 5 - Other Assets

The following table details the components of the Company's other assets at the dates indicated ($ in thousands):

	June 30, 2023	December 31, 2022
Real estate intangibles, net	$7,009	$—
Straight-line rent receivable	841	—
Interest receivable	736	—
Deposits	2,000	5,000
Other	114	—
Total	$10,700	$5,000

Note 6 - Intangibles

The Company did not have any intangible assets as of December 31, 2022. The gross carrying amount and accumulated amortization of the Company's intangible assets consisted of the following as of June 30, 2023 ($ in thousands):

June 30, 2023
Intangible assets:
In-place lease intangibles	$7,051
Above-market lease intangibles	176
Total intangible assets	7,227
Accumulated amortization:
In-place lease amortization	(213)
Above-market lease amortization	(5)
Total intangible assets, net	$7,009

The estimated future amortization on the Company's intangibles for each of the next five years and thereafter as of June 30, 2023, is as follows ($ in thousands):

	In-Place Lease Intangibles	Above-Market Intangibles
2023 (remaining)	$232	$6
2024	465	12
2025	465	12
2026	465	12
2027	465	12
Thereafter	4,746	117
	$6,838	$171

Note 7 - Leases

Lessor

The Company’s rental revenue consists of rent earned from the operating lease at the Company’s industrial property. The lease at the Company’s industrial property includes a fixed base rent, subject to annual step-ups, and a variable component. The variable component of the Company’s operating lease primarily consists of the reimbursement of operating expenses such as real estate taxes, insurance, and common area maintenance costs.

The following table summarizes the fixed and variable components of the Company's operating lease as of June 30, 2023 ($ in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2023	2023
Fixed lease payments	$945	$1,849
Variable lease payments	112	203
Lease Revenue	$1,057	$2,052
Above-market lease amortization	(3)	(5)
Rental Revenue	$1,054	$2,047

The Company had no leases as of December 31, 2022.

The following table presents the undiscounted future minimum rents the Company expects to receive for its industrial property as of June 30, 2023 ($ in thousands):

Year	Future Minimum Rents
2023 (remaining)	$1,512
2024	3,106
2025	3,207
2026	3,311
2027	3,419
2028	3,530
Thereafter	38,192
Total	$56,277

Note 8 - Other Liabilities

The following table details the components of the Company's other liabilities at the date indicated ($ in thousands):

June 30, 2023
Accounts payable and accrued expenses	$74
Real estate taxes payable	58
Distribution payable	1,069
Total	$1,201

Note 9 - Related Party Transactions

Pursuant to the Advisory Agreement the Adviser is responsible for sourcing, evaluating and monitoring the Company's investment opportunities and making decisions related to the acquisition, management, financing and disposition of the Company's assets, in accordance with the Company's investment objectives, guidelines, policies and limitations, subject to oversight by the Company's board of directors.

The Special Limited Partner holds a performance participation interest in the Operating Partnership that entitles it to receive an allocation from the Operating Partnership on Class S shares, Class D shares, and Class I shares equal to 12.5% of the annual Total Return, subject to a 5% annual Hurdle Amount and a High Water Mark, with a Catch-Up (each term as defined in the limited partnership agreement of the Operating Partnership, by and among the Company, as general partner, the Special Limited Partner and the limited partners party thereto from time to time (as amended, restated or otherwise modified from time to time, the "Limited Partnership Agreement"). On Class F-S shares, Class F-D shares, and Class F-I shares, the Special Limited Partner is entitled to receive an allocation equal to 9.0% of the annual Total Return, subject to a 5% annual Hurdle Amount and a High Water Mark, with a Catch-Up (each term as defined in the Limited Partnership Agreement). Such allocation will accrue monthly and be made annually. There will not be a performance participation interest with respect to Class A-I shares, Class A-II shares, Class A-III shares, and Class E shares. The performance participation interest will be paid, at the Adviser's election, in cash, Class E shares, Class E units of the Operating Partnership or any combination thereof. During the three and six months ended June 30, 2023, the Company accrued $0.1 million of performance participation allocation.

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

The Dealer Manager is entitled to receive selling commissions of up to 3.0%, and dealer manager fees of up to 0.5%, of the transaction price of each Class S share and Class F-S share sold in the primary offering; however, such amounts may vary at certain participating broker-dealers, provided that the sum will not exceed 3.5% of the transaction price. Participating broker-dealers are third-party broker-dealers engaged by the Dealer Manager to participate in the distribution of shares of the Company's common stock. The Dealer Manager is also entitled to receive selling commissions of up to 1.5% of the transaction price of each Class D share and Class F-D share sold in the primary offering. The Dealer Manager also receives a stockholder servicing fee of 0.85% and 0.25% per annum of the aggregate NAV of the Company's outstanding Class S and F-S shares and Class D and F-D shares, respectively. The Dealer Manager has entered into agreements with selected dealers that agree to distribute the Company's shares in the Offering, which will provide, among other things, for the reallowance of the full amount of the selling commissions and stockholder servicing fees to such selected dealers. The Company will cease paying the stockholder servicing fee with respect to any Class S share, Class D share, Class F-S share, or Class F-D share held in a stockholder's account at the end of the month in which the total selling commissions, dealer manager fees and stockholder servicing fees paid with respect to such shares would exceed, in the aggregate, 8.75% of the gross proceeds from the sale of such share. The Company will accrue the cost of the stockholder servicing fee as an offering cost at the time each Class S share, Class F-S share, Class D share, and Class F-D share is sold during the primary offering. There will not be a stockholder servicing fee, upfront selling commission or dealer manager fee with respect to Class I shares, Class F-I shares, Class A-I shares, Class A-II shares, and Class A-III shares.

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

On November 29, 2022, the Company entered into an OP Unit subscription agreement with an affiliate of Apollo to issue 5,000,000 Class A-I units of the Operating Partnership for the aggregate consideration of $100.0 million.

During the three months ended June 30, 2023, all Operating Partnership unitholders elected to reinvest their dividends. In connection with such dividend reinvestment, the Company issued 17,241 and 69 Class A-I and Class E units of the Operating Partnership, respectively, in lieu of cash for the dividends declared during the three months ended June 30, 2023.

Due to Affiliates

The following table details the Company's expenses that are due to its Adviser:

	June 30, 2023	December 31, 2022
Organization and offering	$7,592	$6,620
General and administrative	4,185	1,678
Management fee payable	259	—
Accrued performance participation allocation	146	—
Total	$12,182	$8,298

Organization and Offering Expenses

The Adviser has advanced $7.6 million of organization and offering expenses (including legal, accounting, and other expenses attributable to the Company's organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) on behalf of the Company through June 30, 2023. The Adviser will continue to advance the Company's organization and offering expenses on behalf of the Company through December 22, 2023, the first anniversary of the escrow break for the Offering. The Company will reimburse the Adviser for all such advanced costs ratably over a 60 month period beginning on December 22, 2023.

General and Administrative Expenses

The Adviser has agreed that it and/or its affiliates will advance certain general and administrative expenses on behalf of the Company through December 22, 2023, the first anniversary of the escrow break for the Offering. The Adviser has advanced $4.2 million of general and administrative expenses on the Company's behalf as of June 30, 2023. The Adviser will continue to advance certain of the Company's general and administrative expenses through December 22, 2023, the first anniversary of the escrow break for the Offering. The Company will reimburse the Adviser for all such advanced costs ratably over a 60 month period beginning on December 22, 2023.

Management Fee Payable

The Adviser is entitled to a management fee equal to 1.25% of NAV per annum, payable monthly on Class S shares, Class D shares, and Class I shares. The Adviser will be paid a management fee equal to 1.0% of NAV per annum, payable monthly on Class F-S shares, Class F-D shares, Class F-I shares, and Class A-I shares. The Adviser will be paid a management fee equal to 1.0% of NAV for Class A-II shares per annum payable monthly; and provided that, for the period of April 1, 2023 through September 1, 2026, this management fee will be reduced to 0.92% of NAV for Class A-II shares per annum payable monthly. The Adviser will be paid a management fee equal to 1.0% of NAV for Class A-III shares per annum payable monthly; and provided that, for the period of April 1, 2023 through January 2, 2027, this management fee will be reduced to 0.85% of NAV for Class A-III shares per annum payable monthly. The management fee will be paid, at the Adviser's election, in cash, Class E shares, Class E units of the Operating Partnership or any combination thereof. During the three and six months ended June 30, 2023, the Company incurred $0.7 million and $1.1 million of management fees, respectively.

During the three months ended June 30, 2023, the Company issued 17,299 Class E shares and 12,515 Class E units of the Operating Partnership to the Adviser as payment for management fees. During the six months ended June 30, 2023, the Company issued 21,161 Class E shares and 20,315 Class E units of the Operating Partnership to the Adviser as payment for management fees. The shares and units issued to the Adviser for payment of the management fee were issued at the applicable NAV per share/unit at the end of each month for which the fee was earned, in reliance upon the exemption from registration set forth in Section 4(a)(2) of the Securities Act. The Adviser did not submit any repurchase requests for any shares or units of the Operating Partnership previously issued as payment for the management fee during the three and six months ended June 30, 2023.

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

Note 11 - Share Based Payments

The Company's board of directors approved the Apollo Realty Income Solutions, Inc. Amended and Restated 2022 Equity Incentive Plan (the "2022 Equity Incentive Plan"), pursuant to which, shares of the Company's common stock may be granted from time to time to employees of the Adviser. The 2022 Equity Incentive Plan allows for up to 10,000,000 shares of our common stock to be issued.

The following table summarizes the grants, vesting and forfeitures of restricted common stock during the six months ended June 30, 2023:

Type	Restricted Stock	Grant Date Fair Value ($ in thousands)
Outstanding as of December 31, 2022	—
Granted	4,948	$100
Vested	—	—
Forfeiture	—	—
Outstanding as of June 30, 2023	4,948	100

Restricted Stock Grants

During the three months ended June 30, 2023, the Company issued 4,948 Class E shares to the independent directors of the Company's board of directors to cover the restricted stock portion of the annual base director's fee for the independent directors' services to the Company. The fair value of these shares was determined using the most recently available NAV and they are subject to a one year vesting period.

During the three and six months ended June 30, 2023, the Company recorded $25.0 thousand of restricted stock amortization as general and administrative expenses in the condensed consolidated statement of operations. There are nine months of remaining amortization related to the grants of restricted stock, which represents unrecognized compensation cost of $75.0 thousand as of June 30, 2023.

Note 12 - Equity

Authorized Capital

The Company is authorized to issue preferred stock and ten classes of common stock consisting of Class S shares, Class D shares, Class I shares, Class F-S shares, Class F-D shares, Class F-I shares, Class A-I shares, Class A-II shares, Class A-III shares, and Class E shares. The differences among the classes of common stock relate to upfront selling commissions, dealer manager fees, and ongoing stockholder servicing fees, as well as varying management and performance participation allocations. See "Note 9 - Related Party Transactions" for additional information.

As of June 30, 2023 and December 31, 2022, the Company had the following classes of common stock authorized, issued and outstanding:

	June 30, 2023		December 31, 2022
Classification	Shares Authorized	Shares Issued and Outstanding	Shares Authorized	Shares Issued and Outstanding
Preferred Stock, $0.01 par value per share	100,000,000	—	100,000,000	—
Class S Shares, $0.01 par value per share	100,000,000	—	100,000,000	—
Class D Shares, $0.01 par value per share	100,000,000	—	100,000,000	—
Class I Shares, $0.01 par value per share	100,000,000	—	100,000,000	—
Class F-S Shares, $0.01 par value per share	100,000,000	—	100,000,000	—
Class F-D Shares, $0.01 par value per share	100,000,000	—	100,000,000	—
Class F-I Shares, $0.01 par value per share	100,000,000	2,664,921	100,000,000	1,823,750
Class A-I Shares, $0.01 par value per share	100,000,000	7,530,050	100,000,000	—
Class A-II Shares, $0.01 par value per share	100,000,000	—	100,000,000	—
Class A-III Shares, $0.01 par value per share	100,000,000	—	100,000,000	—
Class E Shares, $0.01 par value per share	100,000,000	26,201	100,000,000	—
Total	1,100,000,000	10,221,172	1,100,000,000	1,823,750

Common Stock

The following table details the movement in the Company's outstanding shares of common stock for the three and six months ended June 30, 2023:

	Class F-I	Class A-I	Class E
Beginning balance, December 31, 2022	1,823,750	—	—
Common stock issued	3,002,714	—	3,862
Ending Balance, March 31, 2023	4,826,464	—	3,862
Common stock issued	2,996,890	2,376,106	22,248
Share class transfer	(5,162,941)	5,152,707	—
Dividend reinvestment	4,508	1,237	91
Ending Balance, June 30, 2023	2,664,921	7,530,050	26,201

The following table details the movement in the Company's outstanding shares of common stock for the period from February 18, 2022 (date of initial capitalization) to June 30, 2022:

Class I
Beginning balance, February 18, 2022 (date of initial capitalization)	10,000
common stock issued	—
Ending balance, March 31, 2022	10,000
common stock issued	—
Ending balance, June 30, 2022	10,000

As of June 30, 2023, the Company had not issued any Class S shares, Class D shares, Class I shares, Class F-S shares, Class F-D shares, Class A-II shares or Class A-III shares.

On April 4, 2023 (the "Exchange Date"), 5,162,941 Class F-I shares were exchanged for 5,152,707 Class A-I shares at an exchange rate based on the NAV per share/unit for the Company's Class F-I shares and Class A-I units of the Operating Partnership as of the Exchange Date.

Distributions

The Company generally intends to distribute substantially all of its taxable income to its stockholders each year to comply with the REIT provisions of the Code, as amended. Taxable income does not necessarily equal net income calculated in accordance with GAAP.

Each class of common stock receives the same gross distribution per share. The net distribution per share varies for each share class based on differing fee structures. Additionally net distributions will vary based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the applicable distributor.

The following table details the aggregate distributions declared for each applicable class of common stock:

	Three Months Ended June 30, 2023
	Class F-I	Class A-I	Class E
Aggregate gross distribution declared per share of common stock	$0.2590	$0.2590	$0.2590
Management fee per share of common stock	(0.0490)	(0.0490)	—
Net distribution declared per share of common stock	$0.2100	$0.2100	$0.2590

	Six Months Ended June 30, 2023
	Class F-I	Class A-I	Class E
Aggregate gross distribution declared per share of common stock	$0.2590	$0.2590	$0.2590
Management fee per share of common stock	(0.0490)	(0.0490)	—
Net distribution declared per share of common stock	$0.2100	$0.2100	$0.2590

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

During the three and six months ended June 30, 2023, the Company issued 12,515 and 20,315 Class E units of the Operating Partnership, respectively, to the Adviser for the management fee earned on the units of the Operating Partnership issued to an affiliate, mentioned above, and the related dividend reinvestments.

During the three months ended June 30, 2023, all Operating Partnership unitholders elected to reinvest their dividends. In connection with such dividend reinvestment, the Company issued 17,241 and 69 Class A-I units and Class E units of the Operating Partnership, respectively, in lieu of cash for the dividends declared during the three and six months ended June 30, 2023.

Note 13 - Commitments and Contingencies

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2023 and December 31, 2022, the Company was not subject to any material litigation nor is the Company aware of any material litigation threatened against it.

As of June 30, 2023, the Company had $71.5 million of unfunded commitments related to its investments in real estate debt. The timing and amounts of fundings are uncertain as these commitments relate to loans for construction costs, capital expenditures, leasing costs, interest and carry costs, among others. As such, the timing and amounts of future fundings depend on the progress and performance of the underlying assets of the Company's investments in real estate debt.

Note 14 - Segment Reporting

The Company operates in two reportable segments: Real Estate and Real Estate Debt. The Company allocates resources and evaluates results based off of the performance of each segment individually. The Company believes that Segment Net Operating Income is the key performance metric that captures the unique operating characteristics of each segment.

The following table sets forth the total assets by segment as of June 30, 2023($ in thousands):

	Real Estate	Real Estate Debt	Other Corporate	Total
Total Assets	$52,155	$142,152	$116,894	$311,201

The following table sets forth the financial results by segment for the three months ended June 30, 2023 ($ in thousands):

	Real Estate	Real Estate Debt	Other Corporate	Total
Revenue				—
Rental revenue	$1,054	$—	$—	$1,054
Total revenues	1,054	—	—	1,054
Expenses
Rental property operating	(113)	—	—	(113)
Total segment expenses	(113)	—	—	(113)
Income from investments in real estate debt	—	3,161	—	3,161
Segment net operating income	$941	$3,161	$—	$4,102
Depreciation and amortization	$(345)	$—	$—	$(345)
General and administrative				(1,427)
Management fee				(699)
Performance participation allocation				(146)
Other income, net				1,560
Net income				$3,045
Net income attributable to non-controlling interests in ARIS OP				$1,124
Net income attributable to ARIS stockholders				$1,921

The following table sets forth the financial results by segment for the six months ended June 30, 2023 ($ in thousands):

	Real Estate	Real Estate Debt	Other Corporate	Total
Revenue				—
Rental revenue	$2,047	$—	$—	$2,047
Total revenues	2,047	—	—	2,047
Expenses
Rental property operating	(205)	—	—	(205)
Total segment expenses	(205)	—	—	(205)
Income from investments in real estate debt	—	3,896	—	3,896
Segment net operating income	$1,842	$3,896	$—	$5,738
Depreciation and amortization	$(628)	$—	$—	$(628)
General and administrative				(2,532)
Management fee				(1,098)
Performance participation allocation				(146)
Other income, net				2,394
Net income				$3,728
Net income attributable to non-controlling interests in ARIS OP				$1,472
Net income attributable to ARIS stockholders				$2,256

The Company had no investments and therefore operated in one reportable segment as of December 31, 2022.

Note 15 - Subsequent Events

The Company has evaluated events from June 30, 2023, through the date the financial statements were issued and determined that no events have occurred that require additional disclosure.

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

Our board of directors will, at all times, have ultimate oversight and policy-making authority over us, including responsibility for governance, financial controls, compliance and disclosure. However, pursuant to the Advisory Agreement, we have delegated to the Adviser the authority to source, evaluate and monitor our investment opportunities and make decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our board of directors.

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

As of August 8, 2023, we have issued (i) 15,458,930 shares of our common stock (consisting of 9,372,064 Class A-I shares and 6,086,866 Class F-I shares) in our primary offering for total proceeds of $311.6 million and (ii) 9,925 shares of our common stock (consisting of 1,872 Class A-I shares and 8,053 Class F-I shares) pursuant to our distribution reinvestment plan for a total value of $0.2 million. We have contributed the net proceeds from the Offering to our Operating Partnership in exchange for a corresponding number of Class F-I units of the Operating Partnership and Class A-I units of the Operating Partnership. Our Operating Partnership has used some of the net proceeds to make investments in real estate and real estate debt and for other general corporate purposes as further described below under "Portfolio".

We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from acquiring properties or real estate debt.

Q2 Highlights

Fundraising

•
We raised $108.3 million, inclusive of $0.1 million from our distribution reinvestment plan, of net proceeds in the Offering during the three months ended June 30, 2023.

Distributions

•
Declared monthly net distributions totaling $2.9 million for the three months ended June 30, 2023.

Investments

•
On May 25, 2023, we acquired a $50 million pari passu interest in a $530 million floating-rate first mortgage loan secured by an approximately 482,000 square foot hyperscale data center being constructed in Gainsville, VA. Affiliates of Apollo acquired a $215 million pari passu interest in the loan, with the $265 million remaining pari passu interest held by a third party. The loan has a three-year initial term, with two one-year extension options and an interest rate of the Secured Overnight Financing Rate ("SOFR") plus 410 basis points. The data center is 100% leased to a AAA-rated, multinational technology company for a 15-year lease term.
•
On June 8, 2023, we acquired a $25 million pari passu interest in a $50 million upsizing of an existing floating rate senior loan that now totals $330 million, secured a portfolio of seven hotels totaling 1,908 keys located in Boston, Miami, New York, Washington, D.C., Seattle and San Francisco. An affiliate of Apollo holds a $140 million pari passu interest in the loan with the balance held by a third party. The upsized loan has a remaining term of 2.1 years through initial maturity and 3.1 years through extended maturity and an interest rate of SOFR plus 415 basis points.
•
On June 28, 2023, we acquired a $25 million pari passu interest in a $133.5 million floating-rate first mortgage loan secured by a three asset portfolio of hotels aggregating 412 keys. Two of the hotels are located in Clearwater Beach, Florida and the other hotel is located in Breckenridge, Colorado. Affiliates of Apollo acquired the remaining $108.5 million pari passu interest in the loan. The loan has a three-year initial term, with two one-year extension options and an interest rate of SOFR plus 375 basis points.

Portfolio

Investments in Real Estate

The following table provides information regarding our portfolio of real estate properties as of June 30, 2023 ($ in thousands):

Investment	Number of Properties	Property Type	Location	Acquisition Date	Sq. Feet (in thousands)	Occupancy	Gross Asset Value (1)
Rickenbacker	1	Industrial	Columbus, Ohio	January 2023	165	100%	$51,100

___________

(1)
Based on fair value as of June 30, 2023.

Investments in Real Estate Debt

The following table summarizes our investments in real estate debt as of June 30, 2023 ($ in thousands):

	June 30, 2023
Type of Investment in Real Estate Debt	Number of Positions	Weighted Average Coupon(1)	Weighted Average Maturity Date (2)	Face Amount	Cost Basis	Fair Value
Commercial real estate loans	5	9.2%	June 2027	$128,507	$128,174	$128,507
Real estate-related securities	7	6.7%	August 2037	13,100	12,865	12,909
Total Investments in real estate debt	12	9.0%	May 2028	$141,607	$141,039	$141,416

___________

(1)
Based on applicable benchmark rates as of June 30, 2023.
(2)
Weighted average maturity date is based on fully extended maturity.

The following table summarizes our investments in commercial real estate loans as of June 30, 2023 ($ in thousands):

Commercial Mortgage Loan Portfolio
#	Property Type	Geography	Coupon(1)	Maturity Date(2)	Commitment	Cost Basis	Fair Value
1	Industrial	Northeast	9.1%	March 2028	$50,000	$32,891	$32,891
2	Multifamily	Northeast	9.5%	October 2025	50,000	28,338	28,671
3	Other	Mid-Atlantic	9.2%	June 2028	50,000	25,660	25,660
4	Hotel	Various	9.3%	August 2026	25,000	25,000	25,000
5	Hotel	Various	8.9%	July 2028	25,000	16,285	16,285
	Total/ Weighted Average		9.2%	June 2027	$200,000	$128,174	$128,507

____________

(1)
Based on applicable benchmark rates as of June 30, 2023.
(2)
Weighted average maturity date is based on fully extended maturity.

Results of Operations

We commenced operations on December 22, 2022, the date on which we had satisfied the minimum offering requirements and our board of directors authorized the release of proceeds from escrow for the Offering. As of December 31, 2022, we had not made any investments. Due to our investments in real estate and real estate debt during the three and six months ended June 30, 2023, our result of operations for the three and six months ended June 30, 2023 and June 30, 2022 are not comparable.

The following table sets forth information regarding our consolidated results of operations for the three and six months ended June 30, 2023 ($ in thousands):

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Revenues
Rental revenue	$1,054	$2,047
Total revenues	1,054	2,047
Expenses
Rental property operating	$113	$205
General and administrative	1,427	2,532
Management fee	699	1,098
Performance participation allocation	146	146
Depreciation and amortization	345	628
Total expenses	$2,730	$4,609
Other income
Income from investments in real estate debt	3,161	3,896
Other income	1,560	2,394
Total other income	4,721	6,290
Net income	$3,045	$3,728

Rental Revenue, Rental Property Operating Expenses, Depreciation and Amortization

During the three and six months ended June 30, 2023, rental revenues, rental property operating expenses, and depreciation and amortization were recognized as a result of real estate investments held during the period.

General and Administrative Expenses

During the three and six months ended June 30, 2023, general and administrative expenses were $1.4 million and $2.5 million, respectively, and consisted primarily of legal fees, accounting fees, and other professional services. As we had not commenced operations as of June 30, 2022, the general and administrative expenses accrued were not recorded.

Income from Investments in Real Estate Debt

During the three and six months ended June 30, 2023, income from investments in real estate debt were recognized as a result of our investments. The income from investments in real estate date consists of interest income and fees revenue. The income from investments in real estate debt is inclusive of $0.4 million of unrealized gains for the three and six months ended June 30, 2023.

Other Income

Other income primarily consists of interest earned on our cash and cash equivalents balance.

Management Fee

The management fee expense accrued during the three and six months ended June 30, 2023, was based on the outstanding month end NAV for the respective share classes.

Performance Participation Allocation

The performance participation allocation during the three and six months ended June 30, 2023, was accrued due to achievement of hurdle amount in the share classes outstanding subject to such fees.

Funds From Operations and Adjusted Funds From Operations

We believe funds from operations (“FFO”) is a meaningful non-GAAP supplemental measure of our operating results. Our condensed consolidated financial statements are presented , among other things, requires depreciation of real estate investments to be calculated on a straight-line basis. As a result, our operating results imply that the value of our real estate investments has decreased evenly over time. However, we believe that the value of our real estate investments will fluctuate over time based on market conditions and, as such, depreciation under historical cost accounting may be less informative as a measure of our performance. FFO is an operating measure defined by the National Association of Real Estate Investment Trusts (“NAREIT”) that is broadly used in the REIT industry. FFO, as defined by NAREIT and presented below, is calculated as net income or loss (computed in accordance with GAAP), excluding (i) depreciation and amortization, (ii) impairment of investments in real estate, (iii) net gains or losses from sales of real estate, and (iv) consolidated and unconsolidated joint ventures.

We also believe that adjusted FFO (“AFFO”) is a meaningful supplemental non-GAAP disclosure of our operating results. AFFO further adjusts FFO in order for our operating results to reflect the specific characteristics of our business by adjusting for items we believe are not related to our core operations. Our adjustments to FFO to arrive at AFFO include removing the impact of (i) straight-line rental income and expense, (ii) unrealized gains or losses from changes in the fair value of real estate debt and other financial instruments, (iii) non-cash performance participation allocation, even if repurchased by us, (iv) amortization of restricted stock awards, (v) amortization of above- and below-market lease intangibles, and (vi) similar adjustments for unconsolidated joint ventures. AFFO is not defined by NAREIT and our calculation of AFFO may not be comparable to disclosures made by other REITs.

FFO and AFFO should not be considered to be more relevant or accurate than the GAAP methodology in calculating net income or in evaluating our operating performance. In addition, FFO and AFFO should not be considered as alternatives to net income as indications of our performance or as alternatives to cash flows from operating activities as indications of our liquidity, but rather should be reviewed in conjunction with these and other GAAP measurements. Further, FFO and AFFO are not intended to be used as liquidity measures indicative of cash flow available to fund our cash needs, including our ability to make distributions to our stockholders.

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Net income	$3,045	$3,728
Adjustments to arrive at FFO:
Depreciation and amortization	345	628
FFO	$3,390	$4,356
Adjustments to arrive at AFFO:
Straight-line rental income	(189)	(841)
Unrealized gain from change in fair value of real estate debt	(377)	(377)
Non-cash performance participation allocation	146	146
Amortization of restricted stock awards	25	25
Amortization of above market lease	3	5
AFFO	$2,998	$3,314

Net Asset Value

NAV per share is calculated in accordance with the valuation guidelines approved by our board of directors. Our total NAV presented in the following tables includes the NAV of our Class F-I shares, Class A-I, Class E shares and units in the Operating Partnership held by parties other than the Company. The following table provides a breakdown of the major components of our total NAV as of June 30, 2023 ($ and shares/units in thousands):

Components of NAV	June 30, 2023
Investments in real estate	$51,100
Investments in real estate debt	141,416
Cash	116,893
Other assets	2,849
Other liabilities	(1,201)
Accrued performance participation allocation	(146)
Management fee payable	(259)
Net asset value	$310,652
Number of outstanding shares/units	15,259

The following table provides a breakdown of our total NAV and NAV per share/unit by class as of June 30, 2023 ($ and shares/units in thousands, except per share/unit data):

NAV Per Share/Unit	Class F-I Shares	Class A-I Shares	Class E Shares	Third-party Operating Partnership Class A-I Units(1)	Third-party Operating Partnership Class E Units(1)	Total
Net asset value	$53,976	$153,470	$535	$102,255	$416	$310,652
Number of outstanding shares/units	2,665	7,531	26	5,017	20	15,259
NAV per share/unit as of June 30, 2023	$20.25	$20.38	$20.42	$20.38	$20.42	$20.36

___________

(1)
Includes the units of the Operating Partnership held by parties other than the Company.

Once we own more than one industrial property, we will include the key assumptions for such property type.

Consistent with our disclosure regarding our NAV calculation that is included in the prospectus relating to the Offering, our investments in real estate are initially valued at cost. In the future, as we establish new values for our real estate investments, we will provide information on key assumptions used in the discounted cash flow methodology and a sensitivity analysis related thereto.

The following table reconciles stockholders' equity and the Operating Partnership unitholders' capital per our condensed consolidated balance sheet to our NAV ($ in thousands):

Reconciliation of Stockholders' Equity to NAV	June 30, 2023
Stockholders' equity under U.S. GAAP	$297,818
Adjustments:
Advanced organization and offering costs and advanced operating expenses	11,776
Accumulated depreciation and amortization	(208)
Unrealized net real estate appreciation	1,266
NAV	$310,652

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
•
Our investments in real estate are presented under historical cost in our condensed consolidated financial statements. Since these assets are recorded at their fair value to determine our NAV the appreciation is a reconciling item above.

Distributions

Beginning in April 2023, we have declared monthly distributions for each class of our common stock, which are generally paid 20 days after month-end. Each class of our common stock received the same aggregate gross distribution per share, however, the net distribution varies for each class based on the applicable fees. The table below details the net per share distribution for each of our share classes for the three months ended June 30, 2023:

Record Date	Class F-I	Class A-I	Class E
April 30, 2023	$0.0700	$0.0700	$0.0850
May 31, 2023	0.0700	0.0700	0.0870
June 30, 2023	0.0700	0.0700	0.0870
Total	$0.2100	$0.2100	$0.2590

The following tables summarize our distributions declared during the three months ended June 30, 2023 ($ in thousands):

	Six Months Ended June 30, 2023
	Amount	Percentage
Distributions
Payable in cash(1)	$2,419	84%
Reinvested in shares	469	16%
Total distribution	$2,888	100%
Sources of distributions
Cash flows from operating activities(2)	$2,888	100%
Total sources of distributions	$2,888	100%

AFFO	$3,314

___________

(1)
Distributions payable in cash represents $1.4 million of distributions paid in cash during the six months ended June 30, 2023, and distributions that were accrued and unpaid as of June 30, 2023.
(2)
During the six months ended June 30, 2023, we received cash flows from operating activities in the amount of $6.1 million.

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

The Adviser has advanced on our behalf organization and offering costs of $7.6 million and general and administrative expenses of $4.2 million as of June 30, 2023. The Adviser will continue to advance organization and offering costs and certain general and administrative expenses on our behalf until December 22, 2023. We will reimburse the Adviser ratably over a 60-month period beginning on December 22, 2023.

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

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents ($ in thousands):

Six Months Ended June 30, 2023
Cash flows provided by operating activities	$6,137
Cash flows used in investing activities	(187,807)
Cash flows provided by financing activities	166,974
Net decrease in cash and cash equivalents	$(14,696)

Cash flows provided by operating activities were $6.1 million for the six months ended June 30, 2023, primarily as a result of income generated on our investments and outstanding cash balances.

Cash flows used in investing activities were $187.8 million for the six months ended June 30, 2023. This was comprised of $128.1 million investments in commercial mortgage loans, $46.8 million in acquisition of real estate, and $12.9 million investment in real estate-related securities.

Cash flows provided by financing activities were $167.0 million for the six months ended June 30, 2023, primarily due to $168.4 million of proceeds from the issuance of our common stock net of offering costs. This was offset by the payment of $1.4 million in cash distributions during the six months ended June 30, 2023.

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

As of June 30, 2023, we did not have any indebtedness or derivative contracts and therefore the risks associated with those instruments.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal action arising in the ordinary course of business. As of June 30, 2023, we were not involved in any material legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed under Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

During the three months ended June 30, 2023, we sold equity securities that were not registered under the Securities Act. As described in Note 9 - Related Party Transactions to our condensed consolidated financial statements, the Adviser is entitled to an annual management fee payable monthly in cash, shares of common stock, or units of the Operating Partnership, in each case at the Adviser's election. For the three months ended June 30, 2023, the Adviser elected to receive its management fee in Class E shares and Class E units of the Operating Partnership. In connection with the Adviser's election, we issued 17,299 Class E shares and 12,515 Class E units of the Operating Partnership to the Adviser during the three months ended June 30, 2023 in satisfaction of the management fee from March 2023 to May 2023. Additionally, during the three months ended June 30, 2023, all unitholders of the Operating Partnership elected to reinvest their dividends. In connection with such dividend reinvestment, we issued 17,241 and 69 Class A-I units and Class E units of the Operating Partnership, respectively, in lieu of cash for the dividends declared during the three months ended June 30, 2023. These issuances were made in reliance upon the exemption from registration set forth in Section 4(a)(2) of the Securities Act.

Use of Offering Proceeds

On June 29, 2022, the Registration Statement on Form S-11 (file No. 333-264456) for the Offering was declared effective under the Securities Act. The offering price for each class of our common stock is determined monthly and is made available on our website and in prospectus supplement filings.

As of June 30, 2023, we received net proceeds of $204.9 million from the Offering. The following table summarizes certain information about the Offering proceeds therefrom (in thousands):

	Class F-I Shares	Class A-I Shares	Total
Offering proceeds:
Shares sold	2,665	7,530	-
Gross offering proceeds	$53,508	$151,426	$204,934
Selling commissions and dealer manager fees	—	—	—
Accrued stockholder servicing fees	—	—	—
Net offering proceeds	$53,508	$151,426	$204,934

We primarily used the net proceeds of the Offering along with the unregistered sales towards the acquisition of $51.8 million in real estate, $128.1 million in commercial real estate loans, and $12.9 million in real estate-related securities. During three months ended June 30, 2023, we did not repurchase any of our common stock.

Share Repurchase Plan

We have adopted a share repurchase plan, whereby on a monthly basis, stockholders may request that we repurchase all or any portion of their shares. We may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular month, in our discretion, subject to any limitations in the share repurchase plan. The aggregate NAV of total repurchases of Class S shares, Class D shares, Class I shares, Class F-S shares, Class F-D shares, Class F-I shares, Class A-I shares, Class A-II shares, Class A-III shares and Class E shares will be limited to 2% of the aggregate NAV per month and 5% of the aggregate NAV per calendar quarter. Shares would be repurchased at a price equal to the transaction price on the applicable repurchase date. Due to the illiquid nature of investments in real estate, we may not have sufficient liquid resources to fund repurchase requests and have established limitations on the amount of funds we may use for repurchases during any calendar month and quarter. Further, our board of directors may modify or suspend the share repurchase plan.

During the three months ended June 30, 2023, we did not repurchase any shares pursuant to our share repurchase plan.

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

Apollo Realty Income Solutions, Inc.

August 9, 2023	By:	/s/ Philip Mintz
Philip Mintz
Co-President, Co-Chief Executive Officer and Director
(Co-Principal Executive Officer)

August 9, 2023	By:	/s/Randy Anderson
Randy Anderson
Co-President, Co-Chief Executive Officer and Director
(Co-Principal Executive Officer)

August 9, 2023	By:	/s/ John Calace
John Calace Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)