Form 10-Q
period 2023-09-30
Apollo Realty Income Solutions, Inc.
filed 2023-11-13
CIK 1882850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 10, 2023, the Registrant had 20,607,726 outstanding shares of common stock, consisting of 16,114,888 Class A-I shares, 4,419,537 Class F-I shares and 73,301 Class E shares.

		Page
PART I	Financial Information	1
Item 1.	Financial Statements	1
	Condensed Consolidated Financial Statements (Unaudited):
	Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022	1
	Condensed Consolidated Statement of Operations for the Three and Nine Months Ended September 30, 2023 and for the Three Months Ended September 30, 2022, and the Period February 18, 2022 (date of initial capitalization) through September 30, 2022	2
	Condensed Consolidated Statement of Changes in Equity for the Three and Nine Months Ended September 30, 2023 and the Three Months Ended September 30, 2022 and the Period February 18, 2022 (date of initial capitalization) through September 30, 2022	3
	Condensed Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2023 and the Period February 18, 2022 (date of initial capitalization) through September 30, 2022	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	28

PART II	Other Information	28
Item 1.	Legal Proceedings	28
Item 1A.	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3.	Defaults Upon Senior Securities	29
Item 4.	Mine Safety Disclosure	30
Item 5.	Other Information	30
Item 6.	Exhibits	30
	Signatures	31

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Apollo Realty Income Solutions, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands - except share data)

	September 30, 2023	December 31, 2022
Assets
Investments in real estate, net	$95,714	$—
Investments in real estate debt, at fair value	220,599	—
Cash and cash equivalents	120,795	131,589
Other assets	21,562	5,000
Total assets(1)	$458,670	$136,589
Liabilities and Equity
Due to affiliates	$14,370	$8,298
Other liabilities	9,946	—
Total liabilities(1)	24,316	8,298
Commitments and contingencies (See Note 13)
Equity
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized at September 30, 2023 and December 31, 2022, and none issued and outstanding	—	—
Common stock, $0.01 par value per share (See Note 12 - Equity)	169	18
Additional paid-in capital	333,341	31,367
Retained earnings (accumulated deficit)	312	(815)
Total stockholders' equity	333,822	30,570
Non-controlling interest attributable to ARIS Operating Partnership, L.P.	100,532	97,721
Total equity	434,354	128,291
Total liabilities and equity	$458,670	$136,589

_________________

(1)
Represents the consolidated assets and liabilities of ARIS Operating Partnership L.P., a Delaware limited partnership (the "Operating Partnership"). The Operating Partnership is a consolidated variable interest entity ("VIE"), of which the Company is the sole general partner and owns approximately 77% and 27% as of September 30, 2023 and December 31, 2022, respectively. See "Note 2 - Summary of Significant Accounting Policies" for additional information.

See accompanying notes to unaudited condensed consolidated financial statements.

Apollo Realty Income Solutions, Inc.

Condensed Consolidated Statement of Operations (Unaudited)

(in thousands - except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,	For the Period February 18, 2022 (date of initial capitalization) through September 30,
	2023	2022	2023	2022
Revenues
Rental revenue	$1,543	$—	$3,590	$—
Total revenues	1,543	—	3,590	—
Expenses
Rental property operating	$208	$—	$412	$—
General and administrative	1,786	—	4,320	—
Management fee	1,041	—	2,139	—
Performance participation allocation	211	—	358	—
Depreciation and amortization	572	—	1,200	—
Total expenses	$3,818	$—	$8,429	$—
Other income
Income from investments in real estate debt	5,411	—	9,306	—
Other income	2,153	—	4,550	—
Total other income	7,564	—	13,856	—
Net income	$5,289	$—	$9,017	$—
Net income attributable to non-controlling interests in ARIS OP	$1,378	$—	$2,851	$—
Net income attributable to ARIS stockholders	$3,911	$—	$6,166	$—
Net income per share of common stock, basic and diluted	$0.26	$—	$0.68	$—
Weighted-average shares of common stock outstanding, basic and diluted	15,177,249	—	9,079,410	—

See accompanying notes to unaudited condensed consolidated financial statements.

Apollo Realty Income Solutions, Inc.

Condensed Consolidated Statement of Changes in Equity (Unaudited)

(in thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity	Non-Controlling Interest	Total Equity

Balance at December 31, 2022	1,824	$18	$31,367	$(815)	$30,570	$97,721	$128,291
Common stock issued	3,006	30	60,197	—	60,227	—	60,227
Offering costs	—	—	(83)	—	(83)	—	(83)
Contributions from non-controlling interest	—	—	—	—	—	156	156
Net income	—	—	—	335	335	348	683
Balance at March 31, 2023	4,830	$48	$91,481	$(480)	$91,049	$98,225	$189,274
Common stock issued	5,395	54	108,490	—	108,544	—	108,544
Offering costs	—	—	(906)	—	(906)	—	(906)
Distribution reinvestments	6	—	118	—	118	351	469
Amortization of restricted stock grants	—	—	25	—	25	—	25
Share class transfer	(10)	—	—	—	—	—	—
Net income	—	—	—	1,921	1,921	1,124	3,045
Contributions from non-controlling interest	—	—	—	—	—	255	255
Distributions to non-controlling interest	—	—	—	—	—	(1,055)	(1,055)
Distributions declared on common stock	—	—	—	(1,833)	(1,833)	—	(1,833)
Balance at June 30, 2023	10,221	$102	$199,208	$(392)	$198,918	$98,900	$297,818
Common stock issued	6,609	67	134,024	—	134,091	—	134,091
Offering costs	—	—	(100)	—	(100)	—	(100)
Distribution reinvestments	16	—	335	—	335	1,064	1,399
Amortization of restricted stock grants	—	—	25	—	25	—	25
Repurchase of common stock	(7)	—	(151)		(151)		(151)
Net income	—	—	—	3,911	3,911	1,378	5,289
Contributions from non-controlling interest	—	—	—	—	—	258	258
Distributions to non-controlling interest	—	—	—	—	—	(1,068)	(1,068)
Distributions declared on common stock	—	—	—	(3,207)	(3,207)	—	(3,207)
Balance at September 30, 2023	16,839	$169	$333,341	$312	$333,822	$100,532	$434,354

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity	Non-Controlling Interest	Total Equity
February 18, 2022 (date of initial capitalization)	10	$—	$200	$—	$200	$—	$200
Net income	—	—	—	—	—	—	—
Balance at March 31, 2022	10	$—	$200	$—	$200	$—	$200
Net income	—	—	—	—	—	—	—
Balance at June 30, 2022	10	$—	$200	$—	$200	$—	$200
Net income	—	—	—	—	—	—	—
Balance at September 30, 2022	10	$—	$200	$—	$200	$—	$200

See accompanying notes to unaudited condensed consolidated financial statements.

Apollo Realty Income Solutions, Inc.

Condensed Consolidated Statement of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30, 2023	For the Period February 18, 2022 (date of initial capitalization) through September 30, 2022
Cash flows from operating activities
Net income	$9,017	$—
Adjustments to reconcile net income to net cash provided by operating activities:
Management fee	2,139	—
Depreciation and amortization	1,200	—
Straight line rent amortization	(1,097)	—
Amortization of discount/premium	(135)	—
Amortization of restricted stock awards	50	—
Unrealized gain on fair value of investments in real estate debt	(343)	—
Changes in assets and liabilities:
Other assets	(1,995)	—
Due to affiliates	4,627	—
Other liabilities	248	—
Net cash provided by operating activities	13,711	—
Cash flows from investing activities:
Acquisitions of real estate	(101,599)	—
Capital improvements to real estate	(621)	—
Origination and acquisition of real estate debt	(178,198)	—
Purchase of real estate-related securities	(16,845)	—
Add-on fundings of commercial mortgage loans	(25,097)	—
Repayments from real-estate related securities	17	—
Net cash used in investing activities	(322,343)	—
Cash flows from financing activities:
Proceeds from issuance of common stock	301,765	200
Distributions paid	(3,758)	—
Repurchase of common stock	(151)	—
Offering costs paid	(18)	—
Net cash provided by financing activities	297,838	200
Net change in cash and cash equivalents	(10,794)	200
Cash and cash equivalents, beginning of period	131,589	—
Cash and cash equivalents, end of period	$120,795	$200
Non-cash investing and financing activities
Accrued offering costs due to affiliate	$1,071	$—
Distribution reinvestments	$1,868	$—
Distributions accrued and not paid	$1,537	$—
Issuance of Class E shares for payment of management fee	$1,097	$—
Issuance of Class E units of the Operating Partnership for payment of management fee	$669	$—

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

As of September 30, 2023, the Company owned two properties, had seven investments in commercial real estate debt, and held nine real estate-related securities. The Company currently operates in two reportable segments: Real Estate and Real Estate Debt. See "Note 14 - Segment Reporting" for additional information.

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

These unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position, results of operations and cash flows have been included. The Company's results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year or any other future period.

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

Noncontrolling interests in the Operating Partnership represent units of the Operating Partnership that are held by third parties, including the Adviser, and units of the Operating Partnership issued to the Adviser under an advisory agreement by and among the Company, the Operating Partnership and the Adviser (as amended, restated or otherwise modified from time to time, the "Advisory Agreement"). Units of the Operating Partnership may be redeemed for cash, or at the Company's option, common shares of the Company on a one-for-one basis. Since the number of common shares outstanding is equal to the number of units of the Operating Partnership owned by the Company, the redemption value of each common unit of the Operating Partnership is equal to the market value of each common share and distributions paid to each unitholder is equivalent to dividends paid to common stockholders, per respective share class. As of September 30, 2023 and December 31, 2022, non-controlling interests in the Operating Partnership on the Company's condensed consolidated balance sheets had a carrying amount $100.5 million and $97.7 million, respectively, and a redemption value of $104.9 million and $100.1 million, respectively, based on the redemption price of the Company's shares as of the balance sheet dates.

Cash and Cash Equivalents

Cash and cash equivalents represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. As of September 30, 2023, the Company held $116.3 million of cash equivalents and did not hold any cash equivalents as of December 31, 2022.

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

The Company has elected the fair value option ("FVO") for investments in real estate debt as the Company believes fair value provides a more accurate depiction of these assets value. As of September 30, 2023, the Company's investments in real estate debt consisted of commercial mortgage loans secured by real estate assets and real estate-related securities. The Company generally determines the fair value of its investments in real estate debt by utilizing third-party pricing service providers whenever available.

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

The following table details the Company's assets measured at fair value on a recurring basis ($ in thousands):

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Investments in real estate debt	$—	$16,904	$203,695	$220,599

The following table details the Company's assets measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

	Investments in Real Estate Debt	Total
Balance as of December 31, 2022	$—	$—
Originations and acquisitions	203,428	203,428
Included in net income:
Unrealized gain from investments in real estate debt	267	267
Balance as of September 30, 2023	$203,695	$203,695

The following table contains the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy ($ in thousands):

	September 30, 2023
	Fair Value	Valuation Technique	Unobservable Inputs	Rate Range	Impact to Valuation from an Increase in Input
Assets:
Investments in real estate debt	$203,695	Discounted cash flow	Discount rate	8.62%-10.00%	Decrease

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

The Company's investments in real estate are stated at cost and are generally depreciated on a straight-line basis over the estimated useful lives of the assets as follows:

Description	Depreciable Life
Buildings	40 - 50 years
Buildings and land improvements	13 - 15 years
Lease intangibles and leasehold improvements	Lease term

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

Real estate assets will be evaluated for impairment on a quarterly basis. The Company will consider the following factors when performing its impairment analysis: (1) management, having the authority to approve the action, commits to a plan to sell the asset; (2) significant negative industry and economic outlook or trends; (3) expected material costs necessary to extend the life or operate the real estate asset; and (4) its ability to hold and dispose of the real estate asset in the ordinary course of business. A real estate asset is considered impaired when the sum of estimated future undiscounted cash flows to be generated by the real estate asset over the estimated remaining holding period is less than the carrying value of such real estate asset. An impairment charge is recorded equal to the excess of the carrying value of the real estate asset over the fair value. When determining the fair value of a real estate asset, the Company makes certain assumptions including, but not limited to, consideration of projected operating cash flows, comparable selling prices and projected cash flows from the eventual disposition of the real estate asset based upon its estimate of a capitalization rate and discount rate. As of September 30, 2023, the Company had not recorded any impairments on its investments in real estate.

Investments in Real Estate Debt

The Company's investments in real estate debt consist of commercial mortgage loans secured by real estate and real estate-related securities. The real estate-related securities are classified as available-for-sale securities. The Company has elected the FVO for its commercial mortgage loans secured by real estate and its real estate-related securities. As such, in both instances, the unrealized gain or loss associated with holding these investments at fair value are recorded as a component of income from investments in real estate debt on the Company's condensed consolidated statement of operations. For the three and nine months ended September 30, 2023 the Company recorded $34 thousand of unrealized loss and $0.3 million of unrealized gain on its investments in real estate debt, respectively.

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

The Company evaluates the collectability of receivables related to rental revenue on an individual lease basis. Management exercises judgment in assessing collectability and considers the length of time a receivable has been outstanding, tenant creditworthiness, payment history, available information about the financial condition of the tenant, and current economic trends, among other factors. Tenant receivables that are deemed uncollectible are recognized as a reduction to rental revenue. However any future cash receipt on leases that are deemed uncollectible will be recorded as income on a cash basis.

Commercial mortgage loans that are significantly past due may be placed on non-accrual status if we determine it is probable that we will not collect all payments which are contractually due. When a loan is placed on non-accrual status, interest is only recorded as interest income when it is received. A loan may be placed back on accrual status if we determine it is probable that we will collect all payments which are contractually due.

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

Earnings per Share of Common Stock

Basic earnings per share of common stock is computed by dividing net income or loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income or loss for the period by the weighted average number of shares of common stock and common stock equivalents outstanding (unless their effect is anti-dilutive) for the period. As there were no common stock equivalents outstanding during the three and nine months ended September 30, 2023 and the period from February 18, 2022 (date of initial capitalization) through September 30, 2022 the calculation of basic and diluted earnings per share are equal.

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

Organization costs are expensed as incurred and recorded as expenses on the Company's condensed consolidated statement of operations and offering costs are charged to equity as such amounts are incurred. As of September 30, 2023, the Adviser and its affiliates had incurred organization and offering costs on the Company's behalf of $7.7 million, consisting of offering costs of $6.2 million and organization costs of $1.5 million. As of December 31, 2022, the Adviser and its affiliates had incurred $6.6 million of organization and offering costs on the Company's behalf, consisting of $5.1 million of offering costs and $1.5 million of organization costs. Such costs became the Company's liability on December 22, 2022, the date on which the proceeds from the Offering were released from escrow. These organization and offering costs are recorded as a component of due to affiliates on the Company's condensed consolidated balance sheet.

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

The following table details the selling commissions, dealer manager fees, and stockholder servicing fees for each applicable share class as of September 30, 2023:

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

The Dealer Manager has entered into agreements with selected dealers that agree to distribute the Company's shares in the Offering, which will provide, among other things, for the reallowance of the full amount of the selling commissions and stockholder servicing fees to such selected dealers. The Company will cease paying the stockholder servicing fee with respect to any Class S share, Class D share, Class F-S share, or Class F-D share held in a stockholder's account at the end of the month in which the total selling commissions, dealer manager fees and stockholder servicing fees paid with respect to such shares would exceed, in the aggregate, 8.75% of the gross proceeds from the sale of such share. There will not be a stockholder servicing fee, upfront selling commission or dealer manager fee with respect to Class I shares, Class F-I shares, Class A-I shares, Class A-II shares, and Class A-III shares. The Company will accrue the cost of the stockholder servicing fee as an offering cost at the time of each Class S share, Class D share, Class F-S share, and Class F-D share is sold during the primary offering. As of September 30, 2023, the Company had not sold any of those share classes and as such has not accrued for any stockholder servicing fees.

Share Based Payments

The Company accounts for share-based compensation to its independent directors, to the Adviser and to employees of the Adviser and its affiliates using the fair value-based methodology prescribed by GAAP. Compensation cost related to restricted common stock issued is measured at its fair value at the grant date and amortized into expense over the vesting period on a straight-line basis.

Recent Accounting Pronouncements

Any recently issued accounting pronouncements have been excluded as they either are not relevant to the Company or they are not expected to have a material impact on the Company's condensed consolidated financial statements.

Note 3 - Investments in Real Estate

Investments in real estate, net consisted of the following ($ in thousands):

September 30, 2023
Building and building improvements	$74,328
Land and land improvements	21,542
Tenant improvements	621
Total	96,491
Accumulated depreciation	(777)
Investment in real estate, net	$95,714

During the nine months ended September 30, 2023 the Company acquired the following properties, that qualified as asset acquisitions ($ in thousands):

	Property Type	Acquisition Date	Purchase Price
Rickenbacker	Industrial	January 2023	$49,214
16000 Pines	Retail	August 2023	56,714
Total acquisitions			$105,928

As of December 31, 2022, the Company had not acquired any properties.

The following table summarizes the purchase price allocation for the properties acquired during the nine months ended September 30, 2023 ($ in thousands):

Amount
Building and building improvements	$74,328
Land and land improvements	21,542
In-place lease intangibles	16,547
Above-market lease intangibles	325
Below-market lease intangibles	(6,814)
Total purchase price	$105,928

Intangible assets are recorded in other assets on the accompanying condensed consolidated balance sheet. The intangibles of the properties are amortized over the remaining lease terms that they were derived from. As a result, the Company's intangibles have a weighted average amortization period of approximately 14 years. As of September 30, 2023, the Company did not recognize any impairment on its real estate investments.

Note 4 - Investments in Real Estate Debt

The following table details the Company's investments in real estate debt as of September 30, 2023 ($ in thousands):

	September 30, 2023
Type of Investment in Real Estate Debt	Number of Positions	Weighted Average Coupon(1)	Weighted Average Maturity Date (2)	Face Amount	Cost Basis	Fair Value
First mortgage loans	6	9.4%	August 2027	$153,695	$153,428	$153,695
Mezzanine loan	1	10.0%	September 2026	50,000	50,000	50,000
Real estate-related securities	9	7.1%	July 2037	17,083	16,828	16,904
Total investments in real estate debt	16	9.5%	February 2028	$220,778	$220,256	$220,599

____________

(1)
Based on applicable benchmark rates as of September 30, 2023.
(2)
Weighted average maturity date is based on fully extended maturity.

The Company did not hold any investments in real estate debt as of December 31, 2022.

All of the Company's real estate-related securities have maturity dates greater than ten years from September 30, 2023.

The total income from investments in real estate debt disclosed on the Company's condensed consolidated statement of operations relates to interest income, upfront fees recognized, and unrealized gain on these investments in real estate debt. For the three and nine months ended September 30, 2023, the Company recorded $34 thousand of unrealized losses and $0.3 million of unrealized gains on its investments in real estate debt, respectively.

Note 5 - Other Assets

The following table details the components of the Company's other assets at the dates indicated ($ in thousands):

	September 30, 2023	December 31, 2022
Real estate intangibles, net	$16,439	$—
Deposits	2,398	5,000
Straight-line rent receivable	1,061	—
Interest receivable	1,371	—
Other	293	—
Total	$21,562	$5,000

Note 6 - Intangibles

The Company did not have any intangible assets as of December 31, 2022. The gross carrying amount and accumulated amortization of the Company's intangible assets consisted of the following as of September 30, 2023 ($ in thousands):

September 30, 2023
Intangible assets:
In-place lease intangibles	$16,547
Above-market lease intangibles	325
Total intangible assets	16,872
Accumulated amortization:
In-place lease amortization	(423)
Above-market lease amortization	(10)
Total intangible assets, net	$16,439
Intangible liabilities
Below-market lease intangibles	$(6,814)
Total intangible liabilities	(6,814)
Accumulated amortization:
Below-market lease amortization	47
Total intangible liabilities, net	$(6,767)

The estimated future amortization on the Company's intangibles for each of the next five years and thereafter as of September 30, 2023, is as follows ($ in thousands):

	In-Place Lease Intangibles	Above-Market Intangibles	Below-Market Intangibles
2023 (remaining)	$303	$6	$(93)
2024	1,178	29	(371)
2025	1,149	29	(371)
2026	1,149	29	(371)
2027	1,149	29	(371)
2028	1,134	29	(364)
Thereafter	10,062	164	(4,826)
	$16,124	$315	$(6,767)

Note 7 - Leases

Lessor

The Company’s rental revenue consists of rent earned from the operating leases at the Company’s industrial and retail properties. The leases at the Company’s industrial and retail properties generally includes a fixed base rent, subject to annual step-ups, and a variable component. The variable component of the Company’s operating leases primarily consists of the reimbursement of operating expenses such as real estate taxes, insurance, and common area maintenance costs.

The following table summarizes the fixed and variable components of the Company's operating lease for the three and nine months ended September 30, 2023 ($ in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2023	2023
Fixed lease payments	$1,295	$3,144
Variable lease payments	206	409
Lease Revenue	$1,501	$3,553
Above- and below-market lease amortization	42	37
Rental Revenue	$1,543	$3,590

The Company had no leases as of December 31, 2022.

The following table presents the undiscounted future minimum rents the Company expects to receive for its industrial and retail properties as of September 30, 2023 ($ in thousands):

Year	Future Minimum Rents
2023 (remaining)	$1,644
2024	6,594
2025	6,639
2026	6,804
2027	7,021
2028	7,191
Thereafter	62,261
Total	$98,154

Note 8 - Other Liabilities

The following table details the components of the Company's other liabilities at the date indicated ($ in thousands):

September 30, 2023
Real estate intangibles, net	$6,767
Distribution payable	1,537
Accounts payable and accrued expenses	1,187
Real estate taxes payable	455
Total	$9,946

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

The Special Limited Partner holds a performance participation interest in the Operating Partnership that entitles it to receive an allocation from the Operating Partnership on Class S shares, Class D shares, and Class I shares equal to 12.5% of the annual Total Return, subject to a 5% annual Hurdle Amount and a High Water Mark, with a Catch-Up (each term as defined in the limited partnership agreement of the Operating Partnership, by and among the Company, as general partner, the Special Limited Partner and the limited partners party thereto from time to time (as amended, restated or otherwise modified from time to time, the "Limited Partnership Agreement")). On Class F-S shares, Class F-D shares, and Class F-I shares, the Special Limited Partner is entitled to receive an allocation equal to 9.0% of the annual Total Return, subject to a 5% annual Hurdle Amount and a High Water Mark, with a Catch-Up (each term as defined in the Limited Partnership Agreement). Such allocation will accrue monthly and be paid annually. There will not be a performance participation interest with respect to Class A-I shares, Class A-II shares, Class A-III shares, and Class E shares. The performance participation interest will be paid, at the Adviser's election, in cash, Class E shares, Class E units of the Operating Partnership or any combination thereof. During the three and nine months ended September 30, 2023, the Company accrued $0.2 million and $0.4 million of performance participation allocation, respectively.

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

The Company has engaged Nations Land Services, L.P. ("Nations"), a title agent company in which Apollo has a majority ownership. Nations acts as a title agent in facilitating and issuing title insurance in connection with investments by the Company, affiliates, and related parties, and third parties. Apollo receives distributions from Nations in connection with investments by the Company based on its equity interest in Nations. In each case, there will be no related offset to the Company. During the three and nine months ended September 30, 2023, the Company incurred $25 thousand of expenses for services provided by Nations.

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

From time to time, the Company makes co-investments in commercial mortgage loans alongside Apollo affiliates. As of September 30, 2023, all of the Company's investments in commercial mortgage loans were pari-passu co-investments with Apollo affiliates.

The Company may also offer Class E shares, which will only be available to certain of Apollo's affiliates and employees, in one or more private placements. These shares are not being offered to the public pursuant to the Offering and will not incur any upfront selling costs, ongoing servicing costs, management fee or performance participation allocation.

On February 18, 2022, the Company was capitalized with a $0.2 million investment by Apollo ARIS Holdings LLC, an indirect wholly-owned subsidiary of Apollo, in exchange for 10,000 shares of Class I common stock. On November 11, 2022, 10,000 shares of Class I common stock held by Apollo ARIS Holdings LLC were exchanged for 10,000 shares of Class F-I common stock. Apollo ARIS Holdings LLC has elected to reinvest the dividends declared on its shares, which has corresponded to the issuance of 105 and 174 of additional Class F-I shares in lieu of cash for the dividends paid during the three and nine months ended September 30, 2023, respectively.

On November 29, 2022, the Company and the Operating Partnership entered into a subscription agreement with an affiliate of Apollo to issue 5,000,000 Class A-I units of the Operating Partnership for the aggregate consideration of $100.0 million. In May 2023 such affiliate of Apollo elected to reinvest its dividends. In connection with such dividend reinvestment, the Company issued 51,733 and 68,974 Class A-I units of the Operating Partnership in lieu of cash for the dividends paid during the three and nine months ended September 30, 2023, respectively.

Due to Affiliates

The following table details the Company's expenses that are due to its Adviser:

	September 30, 2023	December 31, 2022
Organization and offering	$7,691	$6,620
General and administrative	5,945	1,678
Management fee payable	375	—
Accrued performance participation allocation	359	—
Total	$14,370	$8,298

Organization and Offering Expenses

The Adviser has advanced $7.7 million of organization and offering expenses (including legal, accounting, and other expenses attributable to the Company's organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) on behalf of the Company through September 30, 2023. The Adviser will continue to advance the Company's organization and offering expenses on behalf of the Company through December 22, 2023, the first anniversary of the escrow break for the Offering. The Company will reimburse the Adviser for all such advanced costs ratably over a 60 month period beginning on December 22, 2023.

General and Administrative Expenses

The Adviser has agreed that it and/or its affiliates will advance certain general and administrative expenses on behalf of the Company through December 22, 2023, the first anniversary of the escrow break for the Offering. The Adviser has advanced $5.9 million of general and administrative expenses on the Company's behalf as of September 30, 2023. The Adviser will continue to advance certain of the Company's general and administrative expenses through December 22, 2023, the first anniversary of the escrow break for the Offering. The Company will reimburse the Adviser for all such advanced costs ratably over a 60 month period beginning on December 22, 2023.

Management Fee Payable

The Adviser is entitled to a management fee equal to 1.25% of NAV per annum, payable monthly on Class S shares, Class D shares, and Class I shares. The Adviser will be paid a management fee equal to 1.0% of NAV per annum, payable monthly on Class F-S shares, Class F-D shares, Class F-I shares, and Class A-I shares. The Adviser will be paid a management fee equal to 1.0% of NAV for Class A-II shares per annum payable monthly; and provided that, for the period of April 1, 2023 through September 1, 2026, this management fee will be reduced to 0.92% of NAV for Class A-II shares per annum payable monthly. The Adviser will be paid a management fee equal to 1.0% of NAV for Class A-III shares per annum payable monthly; and provided that, for the period of April 1, 2023 through January 2, 2027, this management fee will be reduced to 0.85% of NAV for Class A-III shares per annum payable monthly. The management fee will be paid, at the Adviser's election, in cash, Class E shares, Class E units of the Operating Partnership or any combination thereof. During the three and nine months ended September 30, 2023, the Company incurred $1.0 million and $2.1 million of management fees, respectively.

During the three months ended September 30, 2023, the Company issued 32,523 Class E shares and 12,622 Class E units of the Operating Partnership to the Adviser as payment for its management fee. During the nine months ended September 30, 2023, the Company issued 53,685 Class E shares and 32,938 Class E units of the Operating Partnership to the Adviser as payment for its management fee. The shares and units issued to the Adviser for payment of the management fee were issued at the applicable NAV per share/unit at the end of each month for which the fee was earned, in reliance upon the exemption from registration set forth in Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act"). The Adviser did not submit any repurchase requests for any shares or units of the Operating Partnership previously issued as payment for the management fee during the three and nine months ended September 30, 2023.

The Adviser has elected to reinvest the dividends declared on the shares and units of the Operating Partnership issued for its management fee. In connection with such dividend reinvestment, the Company issued (i) 392 and 483 Class E shares and (ii) 314 and 383 Class E units of the Operating Partnership to the Adviser in lieu of cash for the dividends paid during the three and nine months ended September 30, 2023, respectively.

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

Note 11 - Share Based Payments

The Company's board of directors approved the Apollo Realty Income Solutions, Inc. Amended and Restated 2022 Equity Incentive Plan (the "2022 Equity Incentive Plan"), pursuant to which, shares of the Company's common stock may be granted from time to time to directors and officers of the Company and employees of the Adviser. The 2022 Equity Incentive Plan allows for up to 10,000,000 shares of the Company's common stock to be issued.

The following table summarizes the grants, vesting and forfeitures of restricted common stock during the nine months ended September 30, 2023:

Type	Restricted Stock	Grant Date Fair Value ($ in thousands)
Outstanding as of December 31, 2022	—
Granted	4,948	$100
Vested	—	—
Forfeiture	—	—
Outstanding as of September 30, 2023	4,948	100

Restricted Stock Grants

During the nine months ended September 30, 2023, the Company issued 4,948 Class E shares to the independent directors of the Company's board of directors to cover the restricted stock portion of the annual base director's fee for the independent directors' services to the Company. The fair value of these shares was determined using the most recently available NAV and they are subject to a one year vesting period. No shares were issued pursuant to the 2022 Equity Incentive Plan during the three months ended September 30, 2023.

During the three and nine months ended September 30, 2023, the Company recorded $25 thousand and $50 thousand, respectively, of restricted stock amortization as general and administrative expenses in the condensed consolidated statement of operations. There are six months of remaining amortization related to the grants of restricted stock, which represents unrecognized compensation cost of $50.0 thousand as of September 30, 2023.

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

As of September 30, 2023 and December 31, 2022, the Company had the following classes of common stock authorized, issued and outstanding:

	September 30, 2023		December 31, 2022
Classification	Shares Authorized	Shares Issued and Outstanding	Shares Authorized	Shares Issued and Outstanding
Preferred Stock, $0.01 par value per share	100,000,000	—	100,000,000	—
Class S Shares, $0.01 par value per share	100,000,000	—	100,000,000	—
Class D Shares, $0.01 par value per share	100,000,000	—	100,000,000	—
Class I Shares, $0.01 par value per share	100,000,000	—	100,000,000	—
Class F-S Shares, $0.01 par value per share	100,000,000	—	100,000,000	—
Class F-D Shares, $0.01 par value per share	100,000,000	—	100,000,000	—
Class F-I Shares, $0.01 par value per share	100,000,000	6,489,410	100,000,000	1,823,750
Class A-I Shares, $0.01 par value per share	100,000,000	10,290,835	100,000,000	—
Class A-II Shares, $0.01 par value per share	100,000,000	—	100,000,000	—
Class A-III Shares, $0.01 par value per share	100,000,000	—	100,000,000	—
Class E Shares, $0.01 par value per share	100,000,000	59,116	100,000,000	—
Total	1,100,000,000	16,839,361	1,100,000,000	1,823,750

Common Stock

The following table details the movement in the Company's outstanding shares of common stock for the three and nine months ended September 30, 2023:

	Class F-I	Class A-I	Class E
Beginning balance, December 31, 2022	1,823,750	—	—
Common stock issued	3,002,714	—	3,862
Ending balance, March 31, 2023	4,826,464	—	3,862
Common stock issued	2,996,890	2,376,106	22,248
Share class transfer	(5,162,941)	5,152,707	—
Dividend reinvestment	4,508	1,237	91
Ending balance, June 30, 2023	2,664,921	7,530,050	26,201
Common stock issued	3,810,394	2,766,169	32,523
Repurchase of common stock	—	(7,389)	—
Dividend reinvestment	14,095	2,005	392
Ending balance, September 30, 2023	6,489,410	10,290,835	59,116

The following table details the movement in the Company's outstanding shares of common stock for the period from February 18, 2022 (date of initial capitalization) to September 30, 2022:

Class I
Beginning balance, February 18, 2022 (date of initial capitalization)	10,000
Common stock issued	—
Ending balance, March 31, 2022	10,000
Common stock issued	—
Ending balance, June 30, 2022	10,000
Common stock issued	—
Ending balance, September 30, 2022	10,000

As of September 30, 2023, the Company had not issued any Class S shares, Class D shares, Class I shares, Class F-S shares, Class F-D shares, Class A-II shares or Class A-III shares.

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

The following table details the aggregate distributions declared for each applicable class of common stock:

	Three Months Ended September 30, 2023
	Class F-I	Class A-I	Class E
Aggregate gross distribution declared per share of common stock	$0.2610	$0.2610	$0.2610
Management fee per share of common stock	(0.0510)	(0.0510)	—
Net distribution declared per share of common stock	$0.2100	$0.2100	$0.2610

	Nine Months Ended September 30, 2023
	Class F-I	Class A-I	Class E
Aggregate gross distribution declared per share of common stock	$0.5200	$0.5200	$0.5200
Management fee per share of common stock	(0.1000)	(0.1000)	—
Net distribution declared per share of common stock	$0.4200	$0.4200	$0.5200

Repurchases

During the three and nine months ended September 30, 2023 the Company repurchased 7,389 of Class A-I shares pursuant to the Company's share repurchase plan for an aggregate amount of $0.2 million. The Company had no unfulfilled repurchase requests during the nine months ended September 30, 2023.

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

During the three and nine months ended September 30, 2023, the Company issued 12,622 and 32,938 Class E units of the Operating Partnership, respectively, to the Adviser for the management fee earned on the units of the Operating Partnership issued to an affiliate of Apollo, mentioned above, and the related dividend reinvestments.

Currently all Operating Partnership unitholders have elected to reinvest their dividends. In connection with such dividend reinvestment, the Company issued 51,733 Class A-I and 314 Class E units of the Operating Partnership in lieu of cash for the dividends paid during the three months ended September 30, 2023. The Company issued 68,974 Class A-I and 383 Class E units of the Operating Partnership in lieu of cash for the dividends paid during the nine months ended September 30, 2023.

Note 13 - Commitments and Contingencies

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2023 and December 31, 2022, the Company was not subject to any material litigation nor is the Company aware of any material litigation threatened against it.

As of September 30, 2023, the Company had $146.3 million of unfunded commitments related to its investments in real estate debt. The timing and amounts of fundings are uncertain as these commitments relate to loans for construction costs, capital expenditures, leasing costs, interest and carry costs, among others. As such, the timing and amounts of future fundings depend on the progress and performance of the underlying assets of the Company's investments in real estate debt.

Note 14 - Segment Reporting

The Company operates in two reportable segments: Real Estate and Real Estate Debt. The Company allocates resources and evaluates results based off of the performance of each segment individually. The Company believes that Segment Net Operating Income is the key performance metric that captures the unique operating characteristics of each segment.

The following table sets forth the total assets by segment as of September 30, 2023 ($ in thousands):

	Real Estate	Real Estate Debt	Other Corporate	Total
Total Assets	$115,903	$221,972	$120,795	$458,670

The following table sets forth the financial results by segment for the three months ended September 30, 2023 ($ in thousands):

	Real Estate	Real Estate Debt	Other Corporate	Total
Revenue				—
Rental revenue	$1,543	$—	$—	$1,543
Total revenues	1,543	—	—	1,543
Expenses
Rental property operating	(208)	—	—	(208)
Total segment expenses	(208)	—	—	(208)
Income from investments in real estate debt	—	5,411	—	5,411
Segment net operating income	$1,335	$5,411	$—	$6,746
Depreciation and amortization	$(572)	$—	$—	$(572)
General and administrative				(1,786)
Management fee				(1,041)
Performance participation allocation				(211)
Other income				2,153
Net income				$5,289
Net income attributable to non-controlling interests in ARIS OP				$1,378
Net income attributable to ARIS stockholders				$3,911

The following table sets forth the financial results by segment for the nine months ended September 30, 2023 ($ in thousands):

	Real Estate	Real Estate Debt	Other Corporate	Total
Revenue				—
Rental revenue	$3,590	$—	$—	$3,590
Total revenues	3,590	—	—	3,590
Expenses
Rental property operating	(412)	—	—	(412)
Total segment expenses	(412)	—	—	(412)
Income from investments in real estate debt	—	9,306	—	9,306
Segment net operating income	$3,178	$9,306	$—	$12,484
Depreciation and amortization	$(1,200)	$—	$—	$(1,200)
General and administrative				(4,320)
Management fee				(2,139)
Performance participation allocation				(358)
Other income				4,550
Net income				$9,017
Net income attributable to non-controlling interests in ARIS OP				$2,851
Net income attributable to ARIS stockholders				$6,166

The Company had no investments and therefore operated in one reportable segment as of December 31, 2022.

Note 15 - Subsequent Events

On October 26, 2023, certain indirect subsidiaries (the "Sellers") of the Company entered into a Master Repurchase Agreement (the "JPM Repurchase Agreement") with JPMorgan Chase Bank, National Association (the "Buyer"). The JPM Repurchase Agreement provides for a maximum aggregate purchase price of $250.0 million and has a three-year term plus two one-year extension options. Subject to the terms and conditions thereof, the JPM Repurchase Agreement provides for the purchase, sale and repurchase of senior mortgage loans and participation interests in performing senior mortgage loans satisfying certain conditions set forth in the JPM Repurchase Agreement. The Operating Partnership has agreed to provide a limited guarantee of the obligations of the Sellers under the JPM Repurchase Agreement. As of the filing date, there are no outstanding borrowings under the JPM Repurchase Agreement.

On October 27, 2023, the Company acquired a newly constructed property (the "Shepherd Road Property"), an industrial distribution center in Kansas City, Missouri. The Shepherd Road Property was acquired from an unaffiliated third party for approximately $65.0 million, exclusive of closing costs. At closing, the Company financed the Shepherd Road Property with $36.0 million of third-party debt. The Shepherd Road Property is fully leased to a single tenant under a long term lease.

Subsequent to the three months ended September 30, 2023, the Company had issued founders shares to clients of a certain financial intermediary in excess of $100.0 million, the minimum Class A-I subscription requirement. On November 2, 2023, the Company exchanged approximately 5,015,523 Class F-I shares for approximately 4,966,803 Class A-I shares at an exchange rate based on the NAV per share for its Class F-I and Class A-I shares as of the exchange date.

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

As of November 10, 2023, we have issued (i) 20,511,725 shares of our common stock (consisting of 16,118,203 Class A-I shares and 4,393,522 Class F-I shares) in our primary offering for total proceeds of $415.7 million and (ii) 30,090 shares of our common stock (consisting of 4,075 Class A-I shares and 26,015 Class F-I shares) pursuant to our distribution reinvestment plan for a total value of $0.6 million. We have contributed the net proceeds from the Offering to our Operating Partnership in exchange for a corresponding number of Class F-I units of the Operating Partnership and Class A-I units of the Operating Partnership. Our Operating Partnership has used some of the net proceeds to make investments in real estate and real estate debt and for other general corporate purposes as further described below under "Portfolio".

We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from acquiring properties or real estate debt.

Q3 Highlights

Operating Results

•
We raised $133.4 million, inclusive of $0.3 million from our distribution reinvestment plan, of net proceeds in the Offering during the three months ended September 30, 2023.
•
Declared monthly net distributions totaling $4.3 million for the three months ended September 30, 2023.
•
Inception through September 30, 2023 produced total returns of 5.25% for Class F-I and 8.32% for Class A-I shares. The inception date for Class F-I and Class A-I shares was December 22, 2022 and April 4, 2023, respectively.

Investments

•
On August 18, 2023, we acquired a $50 million pari passu interest (all of which was funded at closing) in a $150 million fixed-rate mezzanine loan secured by a portfolio of 12 single-tenant, Class A industrial warehouse/distribution properties located in 10 states, each leased to Amazon on long-term leases. A fund managed by an affiliate of Apollo acquired the remaining $100 million pari passu interest in the mezzanine loan, which is part of a $1.185 billion whole loan for the portfolio consisting of a $1.035 billion senior mortgage and the $150 million mezzanine loan. Each property in the portfolio was built-to-suit for Amazon and is newly-constructed with deliveries between 2020-2022. The properties are individually leased to Amazon.com Services LLC and guaranteed by Amazon.com, Inc. on a triple net leased basis. At loan close, the portfolio had a weighted average lease term of approximately 14.3 years with multiple extension options on the various leases.
•
On August 23, 2023, we acquired a $100 million pari passu interest ($2.6 million of which was funded at closing) in a $480 million floating-rate first mortgage loan secured by a to-be-constructed studio production campus in Burbank, California, aggregating approximately 934,000 square feet, fully leased to Warner Bros. for a 15-year term, post-completion. The first mortgage loan is a part of a $621 million whole loan consisting of the senior mortgage and a $141 million mezzanine loan. Accounts managed by affiliates of Apollo acquired pari passu interests in the senior loan and the mezzanine loan. The loan has a 42-month initial term, with two extension options of twelve months and six months, respectively, and an interest rate of the Secured Overnight Financing Rate plus 400 basis points.
•
On August 29, 2023, we acquired a fee simple interest in 16000 Pines Market ("16000 Pines"), a 2022 vintage, 118,000 square foot grocery anchored shopping center located in Pembroke Pines, Florida. 16000 Pines was acquired from an unaffiliated third party for approximately $56 million, exclusive of closing costs and we funded the acquisition with cash on hand. 16000 Pines is 100% leased and anchored by Publix, Burlington and Crunch Fitness. All three anchors recently opened for business. Pembroke Pines is located 20 miles southwest of Ft. Lauderdale and 30 miles northwest of Miami and has experienced significant population growth over the past decade.

Portfolio

Investments in Real Estate

The following table provides information regarding our portfolio of real estate properties as of September 30, 2023 ($ in thousands):

Investment	Number of Properties	Property Type	Location	Acquisition Date	Sq. Feet (in thousands)	Occupancy	Gross Asset Value (1)
Rickenbacker	1	Industrial	Columbus, Ohio	January 2023	165	100%	$51,600
16000 Pines	1	Retail	Pembroke Pines, Florida	August 2023	118	100%	$56,714

___________

(1)
Based on fair value as of September 30, 2023.

Investments in Real Estate Debt

The following table summarizes our investments in real estate debt as of September 30, 2023 ($ in thousands):

	September 30, 2023
Type of Investment in Real Estate Debt	Number of Positions	Weighted Average Coupon(1)	Weighted Average Maturity Date (2)	Face Amount	Cost Basis	Fair Value
First mortgage loans	6	9.4%	August 2027	$153,695	$153,428	$153,695
Mezzanine loan	1	10.0%	September 2026	50,000	50,000	50,000
Real estate-related securities	9	7.1%	July 2037	17,083	16,828	16,904
Total investments in real estate debt	16	9.5%	February 2028	$220,778	$220,256	$220,599

___________

(1)
Based on applicable benchmark rates as of September 30, 2023.
(2)
Weighted average maturity date is based on fully extended maturity.

The following table summarizes our investments in commercial real estate loans as of September 30, 2023 ($ in thousands):

Commercial Mortgage Loan Portfolio
#	Type	Property Type	Geography	Coupon(1)	Maturity Date(2)	Commitment	Cost Basis	Fair Value
1	First Mortgage	Industrial	Northeast	9.3%	March 2028	$50,000	$38,039	$38,039
2	First Mortgage	Multifamily	Northeast	9.7%	October 2025	50,000	28,404	28,671
3	First Mortgage	Other	Mid-Atlantic	9.4%	June 2028	50,000	35,614	35,614
4	First Mortgage	Hotel	Various	9.5%	August 2026	25,000	25,000	25,000
5	First Mortgage	Hotel	Various	9.1%	July 2028	25,000	23,795	23,795
6	Mezzanine	Industrial	Various	10.0%	September 2026	50,000	50,000	50,000
7	First Mortgage	Other	West	9.3%	September 2028	100,000	2,576	2,576
	Total/Weighted Average			9.5%	May 2027	$350,000	$203,428	$203,695

____________

(1)
Based on applicable benchmark rates as of September 30, 2023.
(2)
Weighted average maturity date is based on fully extended maturity.

Results of Operations

We commenced operations on December 22, 2022, the date on which we had satisfied the minimum offering requirements and our board of directors authorized the release of proceeds from escrow for the Offering. As of December 31, 2022, we had not made any investments. Due to our investments in real estate and real estate debt during the three and nine months ended September 30, 2023, our result of operations for the three and nine months ended September 30, 2023 and September 30, 2022 are not comparable.

The following table sets forth information regarding our consolidated results of operations for the three and nine months ended September 30, 2023 ($ in thousands):

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Revenues
Rental revenue	$1,543	$3,590
Total revenues	1,543	3,590
Expenses
Rental property operating	$208	$412
General and administrative	1,786	4,320
Management fee	1,041	2,139
Performance participation allocation	211	358
Depreciation and amortization	572	1,200
Total expenses	$3,818	$8,429
Other income
Income from investments in real estate debt	5,411	9,306
Other income	2,153	4,550
Total other income	7,564	13,856
Net income	$5,289	$9,017

Rental Revenue, Rental Property Operating Expenses, Depreciation and Amortization

During the three and nine months ended September 30, 2023, rental revenues, rental property operating expenses, and depreciation and amortization were recognized as a result of real estate investments held during the period.

General and Administrative Expenses

During the three and nine months ended September 30, 2023, general and administrative expenses were $1.8 million and $4.3 million, respectively, and consisted primarily of legal fees, accounting fees, and other professional services. As we had not commenced operations as of September 30, 2022, the general and administrative expenses accrued were not recorded.

Income from Investments in Real Estate Debt

During the three and nine months ended September 30, 2023, income from investments in real estate debt were recognized as a result of our investments. The income from investments in real estate date consists of interest income and fees revenue. The income from investments in real estate debt is inclusive of $34 thousand of unrealized loss and $0.3 million of unrealized gain for the three and nine months ended September 30, 2023, respectively.

Other Income

Other income primarily consists of interest earned on our cash and cash equivalents balance.

Management Fee

The management fee expense accrued during the three and nine months ended September 30, 2023, was based on the outstanding month end NAV for the respective share classes.

Performance Participation Allocation

The performance participation allocation during the three and nine months ended September 30, 2023, was accrued due to achievement of hurdle amount in the share classes outstanding subject to such fees.

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

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Net income	$5,289	$9,017
Adjustments to arrive at FFO:
Depreciation and amortization	572	1,200
FFO	$5,861	$10,217
Adjustments to arrive at AFFO:
Straight-line rental income	(220)	(1,061)
Unrealized (gain)/loss from change in fair value of real estate debt	34	(343)
Non-cash performance participation allocation	211	359
Amortization of restricted stock awards	25	50
Amortization of above- and below-market leases	(42)	(37)
AFFO	$5,869	$9,185

Net Asset Value

NAV per share is calculated in accordance with the valuation guidelines approved by our board of directors. Our total NAV presented in the following tables includes the NAV of our Class F-I shares, Class A-I and Class E shares and units of the Operating Partnership held by parties other than the Company. The following table provides a breakdown of the major components of our total NAV as of September 30, 2023 ($ and shares/units in thousands):

Components of NAV	September 30, 2023
Investments in real estate	$108,315
Investments in real estate debt	220,599
Cash	120,795
Other assets	4,060
Other liabilities	(3,180)
Accrued performance participation allocation	(358)
Management fee payable	(375)
Net asset value	$449,856
Number of outstanding shares/units	21,941

The following table provides a breakdown of our total NAV and NAV per share/unit by class as of September 30, 2023 ($ and shares/units in thousands, except per share/unit data):

NAV Per Share/Unit	Class F-I Shares	Class A-I Shares	Class E Shares	Third-party Operating Partnership Class A-I Units(1)	Third-party Operating Partnership Class E Units(1)	Total
Net asset value	$132,223	$211,533	$1,218	$104,195	$687	$449,856
Number of outstanding shares/units	6,489	10,291	59	5,069	33	21,941
NAV per share/unit as of September 30, 2023	$20.38	$20.56	$20.61	$20.56	$20.61	$20.50

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

The following table reconciles stockholders' equity and the Operating Partnership unitholders' capital per our condensed consolidated balance sheet to our NAV ($ in thousands):

Reconciliation of Stockholders' Equity to NAV	September 30, 2023
Stockholders' equity under U.S. GAAP	$434,354
Adjustments:
Advanced organization and offering costs and advanced operating expenses	13,636
Accumulated depreciation and amortization	100
Unrealized net real estate appreciation	1,766
NAV	$449,856

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

Distributions

Beginning in April 2023, we have declared monthly distributions for each class of our common stock, which are generally paid 20 days after month-end. Each class of our common stock received the same aggregate gross distribution per share, however, the net distribution varies for each class based on the applicable fees. The table below details the net per share distribution for each of our share classes for the three months ended September 30, 2023:

Record Date	Class F-I	Class A-I	Class E
April 30, 2023	$0.0700	$0.0700	$0.0850
May 31, 2023	0.0700	0.0700	0.0870
June 30, 2023	0.0700	0.0700	0.0870
July 31, 2023	0.0700	0.0700	0.0870
August 31, 2023	0.0700	0.0700	0.0870
September 30, 2023	0.0700	0.0700	0.0870
Total	$0.4200	$0.4200	$0.5200

The following tables summarize our distributions declared during the nine months ended September 30, 2023 ($ in thousands):

	Nine Months Ended September 30, 2023
	Amount	Percentage
Distributions
Payable in cash(1)	$5,296	74%
Reinvested in shares	1,868	26%
Total distribution	$7,164	100%
Sources of distributions
Cash flows from operating activities(2)	$7,164	100%
Total sources of distributions	$7,164	100%

AFFO	$9,185

___________

(1)
Distributions payable in cash represents $3.8 million of distributions paid in cash during the nine months ended September 30, 2023, and distributions that were accrued and unpaid as of September 30, 2023.
(2)
During the nine months ended September 30, 2023, we received cash flows from operating activities in the amount of $13.7 million.

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

The Adviser has advanced on our behalf organization and offering costs of $7.7 million and general and administrative expenses of $5.9 million as of September 30, 2023. The Adviser will continue to advance organization and offering costs and certain general and administrative expenses on our behalf until December 22, 2023. We will reimburse the Adviser ratably over a 60-month period beginning on December 22, 2023.

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

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents ($ in thousands):

Nine Months Ended September 30, 2023
Cash flows provided by operating activities	$13,711
Cash flows used in investing activities	(322,343)
Cash flows provided by financing activities	297,838
Net decrease in cash and cash equivalents	$(10,794)

Cash flows provided by operating activities were $13.7 million for the nine months ended September 30, 2023, primarily as a result of income generated on our investments and outstanding cash balances.

Cash flows used in investing activities were $322.3 million for the nine months ended September 30, 2023. This was comprised of $203.3 million of investments in commercial mortgage loans, $102.2 million in acquisition and improvements of real estate, and $16.8 million of investments in real estate-related securities, net of repayments.

Cash flows provided by financing activities were $297.8 million for the nine months ended September 30, 2023, primarily due to $301.8 million of proceeds from the issuance of our common stock net of offering costs. This was offset by the payment of $3.8 million in cash distributions and $0.2 million of share repurchases during the nine months ended September 30, 2023.

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

As of September 30, 2023, we did not have any indebtedness or derivative contracts and therefore the risks associated with those instruments.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal action arising in the ordinary course of business. As of September 30, 2023, we were not involved in any material legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed under Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

During the three months ended September 30, 2023, we sold equity securities that were not registered under the Securities Act. As described in Note 9 - Related Party Transactions to our condensed consolidated financial statements, the Adviser is entitled to an annual management fee payable monthly in cash, shares of common stock, or units of the Operating Partnership, in each case at the Adviser's election. For the three months ended September 30, 2023, the Adviser elected to receive its management fee in Class E shares and Class E units of the Operating Partnership. In connection with the Adviser's election, we issued 32,523 Class E shares and 12,622 Class E units of the Operating Partnership to the Adviser during the three months ended September 30, 2023 in satisfaction of the management fee from June 2023 to August 2023. Additionally, during the three months ended September 30, 2023, all unitholders of the Operating Partnership elected to reinvest their dividends. In connection with such dividend reinvestment, we issued 51,733 and 314 Class A-I units and Class E units of the Operating Partnership, respectively, in lieu of cash for the dividends paid during the three months ended September 30, 2023. These issuances were made in reliance upon the exemption from registration set forth in Section 4(a)(2) of the Securities Act.

Use of Offering Proceeds

On June 29, 2022, the Registration Statement on Form S-11 (File No. 333-264456) for the Offering was declared effective under the Securities Act. The offering price for each class of our common stock is determined monthly and is made available on our website and in prospectus supplement filings.

As of September 30, 2023, we received net proceeds of $338.5 million from the Offering. The following table summarizes certain information about the Offering proceeds therefrom (in thousands):

	Class F-I Shares	Class A-I Shares	Total
Offering proceeds:
Shares sold	6,489	10,291	-
Gross offering proceeds	$130,862	$207,670	$338,532
Selling commissions and dealer manager fees	—	—	—
Accrued stockholder servicing fees	—	—	—
Net offering proceeds	$130,862	$207,670	$338,532

We primarily used the net proceeds of the Offering along with the unregistered sales towards the acquisition of $107.2 million in real estate, $203.3 million in commercial real estate loans, and $16.8 million in real estate-related securities. During the three months ended September 30, 2023, we repurchased 7,389 of Class A-I shares pursuant to our share repurchase plan for $0.2 million.

Share Repurchase Plan

We have adopted a share repurchase plan, whereby on a monthly basis, stockholders may request that we repurchase all or any portion of their shares. We may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular month, in our discretion, subject to any limitations in the share repurchase plan. The aggregate NAV of total repurchases of Class S shares, Class D shares, Class I shares, Class F-S shares, Class F-D shares, Class F-I shares, Class A-I shares, Class A-II shares, Class A-III shares and Class E shares is limited to 2% of the aggregate NAV per month and 5% of the aggregate NAV per calendar quarter. Shares are repurchased at a price equal to the transaction price on the applicable repurchase date. Due to the illiquid nature of investments in real estate, we may not have sufficient liquid resources to fund repurchase requests and have established limitations on the amount of funds we may use for repurchases during any calendar month and quarter. Further, our board of directors may modify or suspend the share repurchase plan.

During the three months ended September 30, 2023, we repurchased Class A-I shares in the following amounts:

Month of	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Repurchases as Percentage of NAV(1)	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs
July 2023	7,389	$20.38	7,389	0.05%	—
August 2023	—	—	—	—	—
September 2023	—	—	—	—	—
Total	7,389	$20	7,389	0.05%	—

____________

1.
Represents aggregate NAV of the shares repurchased under our share repurchase plan over aggregate NAV of all shares outstanding, in each case, based on the NAV as of the last calendar day of the prior month.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On November 8, 2023, the Operating Partnership entered into a Second Amended and Restated Limited Partnership Agreement (the "Second Amended and Restated Limited Partnership Agreement") by and among the Company, as general partner, the Operating Partnership, the Special Limited Partner, and the other limited partners party thereto from time to time. The Second Amended and Restated Limited Partnership Agreement modifies the previous Amended and Restated Limited Partnership Agreement to reflect certain updates to the general allocations and the redemption rights provided thereunder.

The foregoing description of the Second Amended and Restated Limited Partnership Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Second Amended and Restated Limited Partnership Agreement, a copy of which is filed as Exhibit 10.1 hereto and incorporated by reference herein.

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

4.3	Form of Subscription Agreements
10.1*	Second Amended and Restated Limited Partnership Agreement
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officers and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (embedded with the Inline XBRL document)

*	Filed herewith

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

Apollo Realty Income Solutions, Inc.

November 13, 2023	By:	/s/ Philip Mintz
Philip Mintz
Co-President, Co-Chief Executive Officer and Director
(Co-Principal Executive Officer)

November 13, 2023	By:	/s/Randy Anderson
Randy Anderson
Co-President, Co-Chief Executive Officer and Director
(Co-Principal Executive Officer)

November 13, 2023	By:	/s/ John Calace
John Calace Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)