Form 10-K
period 2023-12-31
Apollo Realty Income Solutions, Inc.
filed 2024-03-11
CIK 1882850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant: No established market exists for the registrant's common stock. As of March 8, 2024, the Registrant had 26,298,930 outstanding shares of common stock, consisting of 14,170,753 Class A-II shares, 6,351,769 Class A-I shares, 5,414,578 Class F-I shares, 201,505 Class I shares and 160,325 Class E shares.

FORWARD-LOOKING INFORMATION

In this annual report on Form 10-K, references to "ARIS," "Company," "we," "us," or "our" refer to Apollo Realty Income Solutions, Inc. and its subsidiaries; references to the "Adviser" refer to ARIS Management, LLC, an indirect subsidiary of Apollo Global Management, Inc., unless specifically stated otherwise or the context otherwise indicates.

We make forward-looking statements herein and will make forward-looking statements in future filings with the Securities and Exchange Commission ("SEC"), press releases or other written or oral communications within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). For these statements, we claim the protections of the safe harbor for forward-looking statements contained in such Sections. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words "believe," "expect," "anticipate," "estimate," "plan," "continue," "intend," "should," "may" or similar expressions, we intend to identify forward-looking statements. Statements regarding the following subjects, among others, may be forward-looking: higher interest rates and inflation; market trends in our industry, real estate values, the debt securities markets or the general economy; our business and investment strategy; our operating results; actions and initiatives of the U.S. government and governments outside of the United States, changes to government policies and the execution and impact of these actions, initiatives and policies; the state of the economy generally or in specific geographic regions; economic trends and economic recoveries; our ability to obtain and maintain financing arrangements; our ability to source and purchase real estate equity assets that comply with our investment guidelines; the financial stability of tenants and their continued ability to pay rent; our ability to extend tenant leases and/or find new tenants to fill vacant properties; our ability to sell properties at advantageous pricing; the availability of debt financing from traditional lenders; expected leverage; general volatility of the securities markets in which we participate; changes in the value of our assets; the scope of our target assets; interest rate mismatches between our target assets and any borrowings used to fund such assets; changes in prepayment rates on our target assets; rates of default or decreased recovery rates on our target assets; the degree to which hedging strategies may or may not protect us from interest rate volatility; impact of and changes in governmental regulations, tax law and rates, accounting, legal or regulatory issues or guidance and similar matters; our ability to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"), for U.S. federal income tax purposes; our continued exclusion from registration under the Investment Company Act of 1940, as amended (the "Investment Company Act"); the availability of opportunities to acquire commercial mortgage-related, real estate-related and other securities; the availability of qualified personnel; estimates relating to our ability to make distributions to our stockholders in the future; our present and potential future competition; and unexpected costs or unexpected liabilities, including those related to litigation.

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

•
The amount and source of distributions we may make to our stockholders is uncertain, and if we do make distributions, we may fund such distributions from sources other than our cash flow from operations, including, without limitation, the sale of assets, borrowings, return of capital or offering proceeds, and we have no limits on the amounts we may pay from such sources.
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
•
Major public health issues and related disruptions in the U.S. and global economy and financial markets may adversely impact or disrupt our business.
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

PART I

ITEM 1. BUSINESS

GENERAL DESCRIPTION OF BUSINESS AND OPERATIONS

Apollo Realty Income Solutions, Inc. ("ARIS") is a non-listed, perpetual life, Maryland corporation formed in September 2021 to invest primarily in a portfolio of diversified institutional quality, income-oriented commercial real estate primarily in the United States. We expect to execute an asset-focused strategy that targets primarily substantially stabilized commercial real estate assets that have attractive long-term fundamentals and to a lesser extent real estate debt or real estate-related securities. These asset classes are referred to as our target assets.

The Company is the sole general partner of ARIS Operating Partnership L.P., a Delaware limited partnership (the "Operating Partnership" or "ARIS OP"). ARIS Special Limited Partner, LLC (the "Special Limited Partner"), an indirect subsidiary of Apollo Global Management, Inc. (the "Sponsor" or "Apollo"), owns a special limited partner interest in the Operating Partnership. We plan to own all, or substantially all, of our assets through the Operating Partnership. The Company and the Operating Partnership are externally managed by our advisor, ARIS Management, LLC (the "Adviser"), an indirect subsidiary of Apollo, a global, high-growth alternative asset manager with assets under management of approximately $650.8 billion as of December 31, 2023.

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

We are a Maryland corporation that plans to elect to be taxed as a REIT for U.S. federal income tax purposes commencing with the taxable year ended December 31, 2023. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute our net taxable income to stockholders and maintain our intended qualification as a REIT. We also operate our business in a manner intended to allow us to remain excluded from registration as an investment company under the Investment Company Act.

We have registered with the SEC an initial public offering of up to $5.0 billion in shares of common stock, consisting of up to $4.0 billion in shares in our primary offering and up to $1.0 billion in shares pursuant to our distribution reinvestment plan (the "Offering"). The share classes have different upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees, as well as varying management fees and performance participation allocations. See "Note 11 — Related Party Transactions" to our consolidated financial statements for additional information. The purchase price per share for each class of our common stock sold in the Offering varies and generally equals our prior month's NAV per share for such class, as determined monthly, plus any applicable upfront selling commissions and dealer manager fees.

As of March 8, 2024, we had received net proceeds of $531.4 million from sales of shares of our Class I, Class F-I, Class A-I, and Class A-II common stock in the Offering and $103.2 million from sales of Class A-I units of the Operating Partnership ("Operating Partnership Units") in a private placement. We have contributed the net proceeds from the sale of our Class I, Class F-I, Class A-I, Class A-II common stock to the Operating Partnership in exchange for a corresponding number of Class I, Class F-I, Class A-I, Class A-II units. The Operating Partnership has primarily used the net proceeds to make investments in real estate, real estate debt and real estate-related securities, as further described below under Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Portfolio." We intend to continue selling shares of our common stock on a monthly basis through the Offering and private offerings.

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

INVESTMENT STRATEGY

Our investment strategy is to acquire primarily a portfolio of diversified institutional quality, income-oriented commercial real estate primarily in the United States that provide current income and potential capital appreciation, which we consider to be comprised of stabilized net lease commercial real estate and "core plus" real estate in the United States. Specifically, we expect to execute an asset-focused acquisition strategy that targets primarily substantially stabilized commercial real estate assets that have attractive long-term fundamentals in the United States. To a lesser extent, we may invest in real estate debt or real estate-related securities primarily in the United States on a selective basis or to provide a source of liquidity for our share repurchase plan, cash management and other purposes or other real estate assets. We will focus on a range of asset types that may include industrial, multifamily, retail and office assets, as well as others, including, without limitation, healthcare, student housing, life sciences, hospitality, senior living, data centers, manufactured housing and storage properties.

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

OUR TAXATION AS A REIT

We intend to elect to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with our taxable year ended December 31, 2023. We also believe that we will be organized and will operate in a manner which will allow us to qualify for taxation as a REIT under the Code, and we intend to continue to be organized and to operate in this manner.

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

REPORT OF THE INDEPENDENT DIRECTORS

Our independent directors have examined the fairness of the transactions and arrangements described in "Note 11—Related Party Transactions", and have determined that all such transactions and arrangements are fair and reasonable to us. Our independent directors have reviewed our policies described herein and our registration statement related to the Offering, as well as other policies previously reviewed and approved by our board of directors, and determined that they are in the best interests of our stockholders because our independent directors believe such policies are consistent with achieving our investment objectives while appropriately addressing conflicts of interest that may arise.

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

We have a limited operating history and may not be able to achieve our investment objectives. There is no assurance that the past experiences of affiliates of the Adviser will be sufficient to allow us to successfully achieve our investment objectives. As a result, an investment in shares of our common stock may entail more risk than the shares of common stock of a REIT with a substantial operating history.

We have not yet identified all of the investments that we may make and thus you will not have the opportunity to evaluate our investments before we make them, which makes your investment more speculative.

We have not yet identified all of the investments that we may make and thus are not able to provide you with any information to assist you in evaluating the merits of any specific properties or real estate-related securities that we may acquire, except for investments that may be described in the filings we make with the SEC. We will seek to invest substantially all of the net offering proceeds from the Offering and any private offerings, after the payment of expenses, in the acquisition of or investment in interests in properties, real estate debt, and real estate-related securities. However, because you will be unable to evaluate the economic merit of our investments before we make them, you will have to rely entirely on the ability of the Adviser to select suitable and successful investment opportunities. Furthermore, the Adviser will have broad discretion in selecting the types of properties we will invest in and the tenants of those properties, and you will not have the opportunity to evaluate potential investments. These factors increase the risk that your investment may not generate returns comparable to other real estate investment alternatives.

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

Real estate investments cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. Should repurchase requests, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company as a whole, or should we otherwise determine that investing our liquid assets in real estate or other investments rather than repurchasing our shares is in the best interests of the Company as a whole, then we may choose to repurchase fewer shares than have been requested to be repurchased, or none at all. Upon suspension of our share repurchase plan, our share repurchase plan requires our board of directors to consider at least quarterly whether the continued suspension is in the best interest of our Company and stockholders; however, we are not required to authorize the recommencement of the share repurchase plan within any specified period of time. As a result, stockholders' ability to have shares repurchased by us may be limited and at times stockholders may not be able to liquidate their investment. See Item 5 - "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Share Repurchase Plan."

Economic events that may cause our stockholders to request that we repurchase their shares may materially adversely affect our cash flow and our results of operations and financial condition.

Economic events affecting the U.S. economy, such as the general negative performance of the real estate sector, stock market volatility (including volatility as a result of geopolitical issues, such as the ongoing conflict between Israel and Hamas, as well as further escalation of tensions between Israel and various countries in the Middle East and North Africa, and among Russia, Belarus and Ukraine and the severe economic sanctions and export controls imposed by the U.S. and other governments against Russia, Belarus and Russian or Belarusian interests) as well as the conflict in the Middle East, and other impacts of major public health issues, including longer-term macroeconomic effects on supply chains, inflation and labor shortages, could cause our stockholders to seek to sell their shares to us pursuant to our share repurchase plan at a time when such events are adversely affecting the performance of our assets. Even if we decide to satisfy all resulting repurchase requests, our cash flow could be materially adversely affected. In addition, if we determine to sell assets to satisfy repurchase requests, we may not be able to realize the return on such assets that we may have been able to achieve had we sold at a more favorable time, and our results of operations and financial condition, including, without limitation, breadth of our portfolio by property type and location, could be materially adversely affected.

The amount and source of distributions we may make to our stockholders is uncertain, and we may be unable to generate sufficient cash flows from our operations to make distributions to our stockholders at any time in the future.

We have not established a minimum distribution payment level, and our ability to make distributions to our stockholders may be adversely affected by a number of factors, including the risk factors described in this annual report on Form 10-K. We may not generate sufficient income to make distributions to our stockholders. Our board of directors will make determinations regarding distributions based upon, among other factors, our financial performance, debt service obligations, debt covenants, REIT qualification and tax requirements and capital expenditure requirements. Among the factors that could impair our ability to make distributions to our stockholders are:

•
our inability to invest the proceeds from sales of our shares on a timely basis in income-producing properties;
•
our inability to realize attractive risk-adjusted returns on our investments;
•
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

NAV calculations are not governed by governmental or independent securities, financial or accounting rules or standards.

The method for calculating our NAV, including the components used in calculating our NAV, is not prescribed by rules of the SEC or any other regulatory agency. Further, there are no accounting rules or standards that prescribe which components should be used in calculating NAV, and our NAV is not audited by our independent registered public accounting firm. We calculate and publish NAV solely for purposes of establishing the price at which we sell and repurchase shares of our common stock, and you should not view our NAV as a measure of our historical or future financial condition or performance. The components and methodology used in calculating our NAV may differ from those used by other companies now or in the future.

In addition, calculations of our NAV, to the extent that they incorporate valuations of our assets and liabilities, are not prepared in accordance with United States generally accepted accounting principles ("GAAP"). These valuations may differ from liquidation values that could be realized in the event that we were forced to sell assets.

Additionally, errors may occur in calculating our NAV, which could impact the price at which we sell and repurchase shares of our common stock and the amount of the Adviser's management fee and the Special Limited Partner's performance participation interest.

If we are unable to raise substantial funds, we will be limited in the number and type of investments we make, and the value of your investment in us will be more dependent on the performance of any of the specific assets we acquire.

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

We face risks associated with the deployment of our capital.

In light of the nature of our continuous offering and our investment strategy and the need to be able to deploy capital quickly to capitalize on potential investment opportunities, we may have difficulty identifying and purchasing suitable properties, investments in real estate debt and real estate-related securities on attractive terms. There could be a delay between the time we receive net proceeds from the sale of shares of our common stock in the Offering and the time we invest the net proceeds. We may also from time to time hold cash pending deployment into investments or have less than our targeted leverage, which cash or shortfall in target leverage may at times be significant, particularly at times when we are receiving high amounts of offering proceeds and/or at times when there are few attractive investment opportunities. Such cash may be held in an account that may be invested in money market accounts or other similarly temporary investments, which is not anticipated to generate significant interest and such temporary investments would be subject to management fees.

In the event we are unable to find suitable investments, such cash may be maintained for longer periods which would be dilutive to overall investment returns. This could cause a substantial delay in the time it takes for a stockholder's investment to realize its full potential return and could adversely affect our ability to pay regular distributions of cash flow from operations. In the event we fail to timely invest the net proceeds of the Offering or do not deploy sufficient capital to meet our targeted leverage, our results of operations and financial condition may be adversely affected.

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

Our charter permits our board of directors to issue preferred stock on terms that may be senior to the rights of the holders of our current common stock or discourage a third party from acquiring us.

Our board of directors is permitted, subject to certain restrictions set forth in our charter, to authorize the issuance of shares of preferred stock without stockholder approval. Further, our board of directors may classify or reclassify any unissued shares of common or preferred stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications, and terms or conditions of redemption of the stock and may amend our charter from time to time to increase or decrease the aggregate number of shares of stock or the number of shares of any class or series of stock that we have authority to issue without stockholder approval. Thus, our board of directors could authorize us to issue shares of preferred stock with terms and conditions that could be senior to the rights of the holders of our common stock or have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction such as a merger, tender offer or sale of all or substantially all of our assets, that might provide a premium price for holders of our common stock.

Maryland law limits, in some cases, the ability of a third party to vote shares acquired in a "control share acquisition."

The Maryland Control Share Acquisition Act provides that "control shares" of a Maryland corporation acquired in a "control share acquisition" have no voting rights except to the extent approved by stockholders by a vote of two-thirds of the votes entitled to be cast on the matter. Shares of stock owned by the acquirer, by officers or by employees who are directors of the corporation, are excluded from shares entitled to vote on the matter. "Control shares" are voting shares of stock which, if aggregated with all other shares of stock owned by the acquirer or in respect of which the acquirer can exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquirer to exercise voting power in electing directors within specified ranges of voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval. A "control share acquisition" means the acquisition of issued and outstanding control shares. The control share acquisition statute does not apply: (1) to shares acquired in a merger, consolidation or share exchange if the Maryland corporation is a party to the transaction; or (2) to acquisitions approved or exempted by the charter or bylaws of the Maryland corporation. Our bylaws contain a provision exempting from the Control Share Acquisition Act any and all acquisitions of our stock by any person. There can be no assurance that this provision will not be amended or eliminated at any time in the future.

Maryland law and our organizational documents limit our rights and the rights of our stockholders to recover claims against our directors and officers, which could reduce stockholders' and our recovery against them if they cause us to incur losses.

Maryland law provides that a director will not have any liability as a director so long as he or she performs his or her duties in accordance with the applicable standard of conduct. In addition, as permitted by Maryland law, subject to the limitations of the North American Securities Administrators Association's Statement of Policy Regarding Real Estate Investment Trusts, as revised and adopted on May 7, 2007 (the "NASAA REIT Guidelines"), our charter generally limits the personal liability of our directors and officers to us or our stockholders for monetary damages unless the director or officer (1) actually received an improper benefit or profit in money, property or services or (2) was actively and deliberately dishonest as established by a final judgment as material to the cause of action. Moreover, our charter generally requires us to indemnify and advance expenses to our directors and officers for losses they may incur by reason of their service in those capacities unless their act or omission was material to the matter giving rise to the proceeding and was committed in bad faith or was the result of active and deliberate dishonesty, they actually received an improper personal benefit in money, property or services or, in the case of any criminal proceeding, they had reasonable cause to believe the act or omission was unlawful. Further, we have entered into separate indemnification agreements with each of our officers and directors. As a result, stockholders and we may have more limited rights against our directors or officers than might otherwise exist under common law, which could reduce stockholders' and our recovery from these persons if they act in a manner that causes us to incur losses. In addition, we are obligated to fund the defense costs incurred by these persons in some cases. However, our charter provides that we may not indemnify any of our directors, or the Adviser or any of its or our affiliates, for any liability or loss suffered by them or hold any of our directors, the Adviser or any of its or our affiliates harmless for any liability or loss suffered by us, unless they have determined, in good faith, that the course of conduct that caused the loss or liability was in our best interests, they were acting on our behalf or performing services for us, the liability or loss was not the result of negligence or misconduct by any of our non-independent directors, the Adviser or any of its or our affiliates, or gross negligence or willful misconduct by any of our independent directors, and the indemnification or agreement to hold harmless is recoverable only out of our net assets or the proceeds of insurance and not from the stockholders.

Maryland law and our organizational documents limit our stockholders' power to amend our charter or dissolve us without the approval of our board of directors.

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

Stockholders' interest in us will be diluted if we issue additional shares or if the Operating Partnership issues additional Operating Partnership units.

Holders of our common stock will not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue up to 1,100,000,000 shares of capital stock, of which 1,000,000,000 shares are classified as common stock, 100,000,000 of which are classified as Class S shares, 100,000,000 of which are classified as Class D shares, 100,000,000 of which are classified as Class I shares, 100,000,000 of which are classified as Class F-S shares, 100,000,000 of which are classified as Class F-D shares, 100,000,000 of which are classified as Class F-I shares, 100,000,000 of which are classified as Class A-I shares, 100,000,000 of which are classified as Class A-II shares, 100,000,000 of which are classified as Class A-III shares and 100,000,000 of which are classified as Class E shares, and 100,000,000 shares are classified as preferred stock. In addition, our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series without stockholder approval. Our board of directors may elect, without stockholder approval, to: (1) sell additional shares in the Offering or future public offerings; (2) issue equity interests in private offerings; (3) issue shares of our common stock or Operating Partnership units upon the exercise of the options we may grant to our independent directors or future employees; (4) issue shares of our common stock or Operating Partnership units to the Adviser or the Special Limited Partner, or their successors or assigns, in payment of an outstanding obligation to pay fees for services rendered to us or in connection with the performance participation allocation; or (5) issue shares of our common stock or Operating Partnership units to sellers of properties we acquire in connection with an exchange of limited partnership interests of our Operating Partnership. To the extent we issue additional shares, stockholders' respective percentage ownership interest in us will be diluted. Because we hold all of our assets through the Operating Partnership, to the extent we issue additional Operating Partnership units, stockholders’ percentage ownership interest in our assets will be diluted. Because certain classes of the Operating Partnership units may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between the Operating Partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Because of these and other reasons, holders of our common stock or Operating Partnership units may experience substantial dilution in their percentage ownership of our shares or their interests in the underlying assets held by the Operating Partnership.

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

Operational risks, including the risk of cyberattacks, may disrupt our businesses, result in losses or limit our growth.

We rely heavily on our and Apollo's financial, accounting, communications and other data processing systems. Such systems may fail to operate properly or become disabled as a result of tampering or a breach of the network security systems or otherwise. In addition, such systems are from time to time subject to cyberattacks, which may continue to increase in sophistication and frequency in the future. Breaches of Apollo's network security systems could involve attacks that are intended to obtain unauthorized access to our proprietary information or personal identifying information of our stockholders, destroy data or disable, degrade or sabotage our systems, often through the introduction of computer viruses, cyberattacks and other means and could originate from a wide variety of sources, including unknown third parties outside the firm. Although Apollo takes various measures to ensure the integrity of such systems, there can be no assurance that these measures will provide protection. If such systems are compromised, do not operate properly or are disabled, we could suffer financial loss, a disruption of our businesses, liability to investors, regulatory intervention or reputational damage.

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

We also rely on third-party service providers for certain aspects of our business, including for certain information systems, technology and administration. Any interruption or deterioration in the performance of these third parties or failures of their communications, information systems and technology could impair the quality of our operations and could affect our reputation and hence adversely affect our business.

As new technologies, including tools that harness generative artificial intelligence and other machine learning techniques, rapidly develop and become accessible, the use of such new technologies by us, Apollo, our affiliates and our third party service providers will present additional known and unknown risks, including, among others, the risk that confidential information may be stolen, misappropriated or disclosed and the risk that we and/or third-party service providers may rely on incorrect, unclear or biased outputs generated by such technologies, any of which could have an adverse impact on us and our business.

Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, a misappropriation of funds, and/or damage to our business relationships, all of which could negatively impact our financial results.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusions, including by computer hackers, nation-state affiliated actors, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased, and will likely continue to increase in the future. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer "hackers," threat actors, "hacktivists," organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyberattacks, including, without limitation, nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third-party service providers upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyberattacks.

The result of these incidents could include disrupted operations, misstated or unreliable financial data, disrupted market price of our common stock, misappropriation of assets, liability for stolen assets or information, increased cybersecurity protection and insurance costs, regulatory enforcement, litigation and damage to our investor relationships. These risks require continuous and likely increasing attention and other resources from us, Apollo and third-party service providers to, among other actions, identify and quantify these risks, upgrade and expand our technologies, systems and processes to adequately address them and provide periodic training for the Adviser's and its affiliates' personnel to assist them in detecting phishing, malware and other schemes. Such attention diverts time and other resources from other activities and there is no assurance that such efforts will be effective. Additionally, the cost of maintaining such systems and processes, procedures and internal controls may increase from its current level.

In the normal course of business, we and our third-party service providers collect and retain certain personal information provided by borrowers, employees and vendors. We also rely extensively on computer systems to process transactions and manage our business. We can provide no assurance that the data security measures designed to protect confidential information on our systems established by us and our service providers will be able to prevent unauthorized access to this personal information. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not be detected and, in fact, may not be detected. Accordingly, we and our service providers may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us and our service providers to entirely mitigate this risk.

Remote work has become more common among the employees and personnel of the Adviser, Apollo and other third-party service providers and has increased risks to the information technology systems and confidential, proprietary, and sensitive data of the Adviser, Apollo and other third-party service providers as more of those employees utilize network connections, computers, and devices outside of the employer's premises or network, including working at home, while in transit, and in public locations. Those employees working remotely could expose the Adviser, Apollo and other third-party service providers to additional cybersecurity risks and vulnerabilities as their systems could be negatively affected by vulnerabilities present in external systems and technologies outside of their control.

We rely on third-party service providers for certain aspects of our business, including for certain information systems, technology and administration. Such systems may fail to operate properly or become disabled as a result of cyber incidents. Any failure or interruption of the systems of Apollo or any other counterparties that we rely on could cause delays or other problems and could have a material adverse effect on our operating results. None of us, the Adviser or Apollo have experienced any material breach of cybersecurity. However, we can provide no assurance that the networks and systems that we, the Adviser, Apollo or our third-party service providers have established or use will be effective. As our reliance on technology has increased, so have the risks posed to our communications and information systems, both internal and those provided by the Adviser, Apollo and third-party service providers. Apollo's processes, procedures and internal controls that are designed to mitigate cybersecurity risks and cyber intrusions do not guarantee that a cyber incident will not occur or that our financial results, operations or confidential information will not be negatively impacted by such an incident. Despite the security policies and procedures, Apollo has implemented that were designed to safeguard systems and confidential, proprietary, and sensitive data and to manage cybersecurity risk, there can be no assurance that these measures will be effective. Apollo takes steps to monitor and develop its information technology networks and infrastructure and invest in the development and enhancement of its controls designed to prevent, detect, respond to, and mitigate the risk of unauthorized access, misuse, computer viruses, and other events that could have a security impact.

Even if we are not targeted directly, cyberattacks on the United States, financial markets, financial institutions, or other businesses, including borrowers, vendors, software creators, cybersecurity service providers, and other third parties with whom we do business and rely, may occur, and such events could disrupt our normal business operations and networks in the future.

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

The long term impact from major public health events, and related disruptions in the U.S. and global economy and financial markets could adversely impact or disrupt our financial condition and results of operations.

We believe that our, Apollo's and the Adviser's ability to operate, our level of business activity and the profitability of our business, as well as the values of, and the cash flows from, the assets we may own could be impacted by the effects of future pandemics or other major public health issues. While we and the Adviser have implemented risk management and contingency plans and taken preventive measures and other precautions, no predictions of specific scenarios can be made with certainty and such measures may not adequately predict the impact on our business from such events.

The effects of future pandemics or other major public health issues could adversely impact the value of our assets, business, financial condition, results of operations and cash flows, and our ability to operate successfully.

The extent of the impact of future pandemics or other major public health issues on us will depend on many factors, including the duration and scope of the public health emergency, the actions taken by governmental authorities to contain future pandemics and their financial and economic impact, the implementation of travel advisories and restrictions, the efficacy and availability of vaccines, the disparities in vaccination rates and vaccine hesitancy, the rise of new variants and the severity of such variants, the impact of the public health emergency on overall supply and demand, goods and services, consumer confidence and levels of economic activity and the extent of its disruption to global, regional, and local supply chains and economic markets, all of which are uncertain and difficult to assess.

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

For example, as a result of the 2008 financial crisis, the availability of debt financing secured by commercial real estate had been significantly restricted as a result of tightened lending standards for a prolonged period. As a result of the uncertainties in the credit market, real estate investors were unable to obtain debt financing on attractive terms, which adversely affected investment returns on acquisitions or their ability to make acquisitions or tenant improvements. Any future financial market disruptions (including financial market disruptions related to supply chain disruptions and labor shortages, inflation and higher interest rates or geopolitical issues, such as the ongoing conflict between Israel and Hamas, as well as further escalation of tensions between Israel and various countries in the Middle East and North Africa, and among Russia, Belarus and Ukraine and the severe economic sanctions and export controls imposed by the U.S. and other governments against Russia, Belarus and Russian or Belarusian interests or the recent outbreak of geopolitical conflict in the Middle East) may force us to use a greater proportion of our offering proceeds to finance our acquisitions and fund tenant improvements, reducing the number of acquisitions we would otherwise make.

Certain countries have been susceptible to epidemics and pandemics. The outbreak of such epidemics or pandemics, together with the resulting public and private responses, including restrictions on travel or quarantines imposed and implementation of restrictions on operations or protective measures, have had and may in the future have a negative impact on the economy and business activity globally (including in the markets in which we intend to invest), and thereby could adversely affect the performance of our investments. Furthermore, the rapid development of epidemics or pandemics could preclude prediction as to their ultimate adverse impact on economic and market conditions, and, as a result, present material uncertainty and risk with respect to us and the performance of our investments. These epidemics or pandemics could have particularly adverse impacts on certain industries, such as the hospitality and leisure industries, and may also have particular negative effects on certain regions in which we own investments. Moreover, many risk factors set forth in this annual report on Form 10-K may be interpreted as heightened risks as a results of the impact of such epidemics or pandemics.

Recent macroeconomic trends, including inflation and higher interest rates, may adversely affect our business, financial condition and results of operations.

Inflation in the United States may continue at an elevated level in the near-term, which could have an adverse impact on any floating rate debt we have incurred and may incur in the future, and our general and administrative expenses, as these costs could increase at a rate higher than our interest income and other revenue. In response to inflationary pressure, the U.S. Federal Reserve and other global central banks raised interest rates in 2022 and 2023; however, we cannot predict with certainty any future action that the U.S. Federal Reserve and/or any other global central bank may take with respect to interest rates. To the extent our borrowing costs increase faster than the interest income earned from our floating-rate loans, such increases may adversely affect our cash flows.

Our portfolio may be concentrated in a limited number of asset types, geographies or investments.

Our portfolio may be heavily concentrated at any time in only a limited number of asset types, geographies or investments, and, as a consequence, our aggregate return may be substantially affected by the unfavorable performance of even a single investment. To the extent the Adviser concentrates our investments in a particular type of asset or geography, our portfolio may become more susceptible to fluctuations in value resulting from adverse economic or business conditions affecting that particular type of asset or geography. Investors have no assurance as to the degree of diversification in our investments, either by geographic region or asset type.

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

Competition in acquiring properties may reduce our profitability and the return on our stockholders' investments.

We face competition from various entities for investment opportunities in properties, including other REITs, real estate operating companies, pension funds, insurance companies, investment funds and companies, partnerships and developers. In addition to third-party competitors, other programs sponsored by the Adviser and its affiliates, particularly those with investment strategies that overlap with ours, may seek investment opportunities under Apollo's prevailing policies and procedures. Many of these entities may have greater access to capital to acquire properties than we have. Competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. Additionally, disruptions and dislocations in the credit markets could have a material impact on the cost and availability of debt to finance real estate acquisitions, which is a key component of our acquisition strategy. The lack of available debt on reasonable terms or at all could result in a further reduction of suitable investment opportunities and create a competitive advantage for other entities that have greater financial resources than we do. In addition, over the past several years, a number of real estate funds and publicly traded and non-traded REITs have been formed and others have been consolidated (and many such existing funds have grown in size) for the purposes of investing in real estate and/or real estate debt. Additional real estate funds, vehicles and REITs with similar investment objectives may be formed in the future by other unrelated parties and further consolidations may occur (resulting in larger funds and vehicles). Consequently, it is expected that competition for appropriate investment opportunities may reduce the number of investment opportunities available to us and adversely affect the terms, including price, upon which investments can be made. This competition may also cause us to acquire properties and other investments at higher prices or by using less-than-ideal capital structures, and in such case our returns will be lower and the value of our assets may not appreciate or may decrease significantly below the amount we paid for such assets. If such events occur, our stockholders may experience a lower return on their investment.

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

The Adviser hires property managers to manage our properties and leasing agents to lease vacancies in our properties. The property managers will have significant decision-making authority with respect to the management of our properties. We will be particularly dependent on property managers of any hospitality, leisure, and retail properties we invest in. Our ability to direct and control how our properties are managed on a day-to-day basis may be limited because we will engage other parties to perform this function. Thus, the success of our business may depend in large part on the ability of our property managers to manage the day-to-day operations and the ability of our leasing agents to lease vacancies in our properties. Any adversity experienced by, or problems in our relationship with, our property managers or leasing agents could adversely impact the operation and profitability of our properties.

We depend on tenants for our revenue, and therefore our revenue is dependent on the success and economic viability of our tenants. Our reliance on single or significant tenants in certain buildings may decrease our ability to lease vacated space and could adversely affect our operations and ability to pay distributions.

We expect that rental income from real property will, directly or indirectly, constitute a significant portion of our income. Delays in collecting accounts receivable from tenants could adversely affect our cash flows and financial condition. In addition, the inability of a single major tenant or a number of smaller tenants to meet their rental obligations would adversely affect our income. Therefore, our financial success will be indirectly dependent on the success of the businesses operated by the tenants in our properties or in the properties securing loans we may own. Our tenants may be negatively affected by continued disruptions in global supply chains, natural disasters, public health or pandemic crises, actual or perceived instability in the U.S. banking system, labor shortages, or broad inflationary pressures, any of which may have a negative impact on our tenant’s ability to execute on their business plans and their ability to perform under the terms of their obligations. The weakening of the financial condition of or the bankruptcy or insolvency of a significant tenant or a number of smaller tenants and vacancies caused by defaults of tenants or the expiration of leases may adversely affect our operations and our ability to pay distributions.

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

We may experience losses related to our properties arising from natural disasters and acts of God, vandalism or other crime, faulty construction or accidents, fire, outbreaks of an infectious disease, pandemic or any other major public health issue, war, acts of terrorism or other catastrophes. We plan to carry insurance covering our properties under policies the Adviser deems appropriate. The Adviser will select policy specifications and insured limits that it believes to be appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. Insurance policies on our properties may include some coverage for losses that are generally catastrophic in nature, such as losses due to terrorism, earthquakes and floods, but there is no assurance that it will be adequate to cover all losses and some of our policies will be insured subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses. In general, losses related to terrorism are becoming harder and more expensive to insure against. Most insurers are excluding terrorism coverage from their all-risk policies. In some cases, the insurers are offering significantly limited coverage against terrorist acts for additional premiums, which can greatly increase the total costs of casualty insurance for a property. As a result, not all investments may be insured against terrorism. If we or one or more of our tenants experience a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged.

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

Fluctuations in manufacturing activity in the United States may adversely affect our industrial tenants and therefore the demand for and profitability of our industrial properties. Trade agreements with foreign countries have given employers the option to utilize less expensive foreign manufacturing workers. Outsourcing manufacturing activities could reduce the demand for U.S. workers and our industrial properties, thereby reducing the profitability of our industrial tenants and the demand for and profitability of our industrial properties.

We could be negatively impacted by the condition of Fannie Mae or Freddie Mac and by changes in government support for multifamily housing.

Fannie Mae and Freddie Mac are a major source of financing for multifamily real estate in the United States. We expect to utilize loan programs sponsored by these entities as a key source of capital to finance our growth and our operations. In September 2008, the U.S. government increased its control of Fannie Mae and Freddie Mac and placed both companies into a government conservatorship under the Federal Housing Finance Agency. In December 2009, the U.S. Treasury Department increased its financial support for these conservatorships. In February 2011, the Obama administration released its blueprint for winding down Fannie Mae and Freddie Mac and for reforming the system of housing finance. Since that time, members of Congress have introduced and Congressional committees have considered a substantial number of bills that include comprehensive or incremental approaches to winding down Fannie Mae and Freddie Mac or changing their purposes, businesses or operations. A decision by the U.S. government to eliminate or downscale Fannie Mae or Freddie Mac or to reduce government support for multifamily housing more generally may adversely affect interest rates, capital availability, development of multifamily communities and the value of multifamily assets and, as a result, may adversely affect our future growth and operations. Any potential reduction in loans, guarantees and credit-enhancement arrangements from Fannie Mae and Freddie Mac could jeopardize the effectiveness of the multifamily sector's derivative securities market, potentially causing breaches in loan covenants, and through reduced loan availability, impact the value of multifamily assets, which could impair the value of a significant portion of multifamily communities. Specifically, the potential for a decrease in liquidity made available to the multifamily sector by Fannie Mae and Freddie Mac could:

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

During periods of declining interest rates, the issuer of a security or borrower under a loan may exercise its option to prepay principal earlier than scheduled, forcing us to reinvest the proceeds from such prepayment in lower yielding securities or loans, which may result in a decline in our return. Debt investments frequently have call features that allow the issuer to redeem the security at dates prior to its stated maturity at a specified price (typically greater than par) only if certain prescribed conditions are met. An issuer may choose to redeem a debt security if, for example, the issuer can refinance the debt at a lower cost due to declining interest rates or an improvement in the credit standing of the issuer. In addition, the market price of our investments will change in response to changes in interest rates and other factors. During periods of declining interest rates, the market price of fixed-rate debt investments generally rises. Conversely, during periods of rising interest rates, the market price of such investments generally declines. For example, in response to inflationary pressure, the U.S. Federal Reserve and other global central banks raised interest rates in 2022 and 2023; however we cannot predict with certainty any future action that the U.S. Federal Reserve and/or any other global central bank may take with respect to interest rates. The magnitude of these fluctuations in the market price of debt investments is generally greater for securities with longer maturities. These changes could have an impact on the value of our investments.

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

Real estate debt investments face a number of general market-related risks that can affect the creditworthiness of issuers, and modifications to certain loan structures and market terms make it more difficult to monitor and evaluate investments.

We invest in real estate debt investments. Any deterioration of real estate fundamentals generally, and in the United States in particular, could negatively impact our performance by making it more difficult for issuers to satisfy their debt payment obligations, increasing the default risk applicable to issuers, and/or making it relatively more difficult for us to generate attractive risk-adjusted returns. Changes in general economic conditions will affect the creditworthiness of issuers or real estate collateral relating to our investments and may include economic and/or market fluctuations, including economic impacts resulting from actual or perceived instability in the U.S. banking system, changes in environmental and zoning laws, casualty or condemnation losses, regulatory limitations on rents, decreases in property values, changes in the appeal of properties to tenants, changes in supply and demand for competing properties in an area (as a result, for instance, of overbuilding), fluctuations in real estate fundamentals (including average occupancy, operating income and room rates for hospitality properties), the financial resources of tenants, changes in availability of debt financing which may render the sale or refinancing of properties difficult or impracticable, changes in building, environmental and other laws, energy, supply and labor shortages, various uninsured or uninsurable risks, natural disasters, political events, trade barriers, currency exchange controls, changes in government regulations (such as rent control), changes in real property tax rates and operating expenses, changes in interest rates, changes in the availability of debt financing or mortgage funds which may render the sale or refinancing of properties difficult or impracticable, increased mortgage defaults, increases in borrowing rates, outbreaks of an infectious diseases, pandemics or other major public health issues, negative developments in the economy or political climate that depress travel activity (including restrictions on travel), environmental liabilities, contingent liabilities on disposition of assets, acts of God, terrorist attacks, war and military conflicts, demand and/or real estate values generally and other factors that are beyond the control of the Adviser. Such changes may develop rapidly and it may be difficult to determine the comprehensive impact of such changes on our investments, particularly for investments that may have inherently limited liquidity. These changes may also create significant volatility in the markets for our investments which could cause rapid and large fluctuations in the values of such investments. There can be no assurance that there will be a ready market for the resale of investments because investments may not be liquid. Illiquidity may result from the absence of an established market for the investments, as well as legal or contractual restrictions on their resale by us. The value of securities of companies which service the real estate business sector may also be affected by such risks. The Adviser cannot predict whether economic conditions generally, and the conditions for real estate debt investing in particular, will deteriorate in the future. Declines in the performance of the U.S. and global economies or in the real estate debt markets could have a material adverse effect on our investment activities. In addition, market conditions relating to real estate debt investments have evolved since the financial crisis, which has resulted in a modification to certain loan structures and/or market terms. For example, it has become increasingly difficult for real estate debt investors in certain circumstances to receive full transparency with respect to underlying investments because transactions are often effectuated on an indirect basis through pools or conduit vehicles rather than directly with the borrower. Any such changes in loan structures and/or market terms may make it more difficult for us to monitor and evaluate investments.

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

The lack of liquidity in our real estate-related securities investments may adversely affect our business.

There can be no assurance that there will be a ready market for the resale of our real estate-related securities investments because such investments may not be liquid. Illiquidity may result from the absence of an established market for the investments, as well as legal or contractual restrictions on their resale by us, particularly for certain of our loan investments. The credit markets, including the CMBS market, have periodically experienced decreased liquidity on the primary and secondary markets during periods of market volatility. Such market conditions could re-occur and would impact the valuations of our investments and impair our ability to sell such investments if we were required to liquidate all or a portion of our investments quickly.

We invest in commercial mortgage loans, which are non-recourse in nature and include limited options for financial recovery in the event of default, which may adversely affect our results of operations and financial condition.

We invest from time to time in commercial mortgage loans, including mezzanine loans and B-notes, which are secured by multifamily, commercial or other properties and are subject to risks of delinquency and foreclosure and risks of loss. Commercial real estate loans are generally not fully amortizing, which means that they may have a significant principal balance or balloon payment due on maturity. Full satisfaction of the balloon payment by a commercial borrower is heavily dependent on the availability of subsequent financing or a functioning sales market, as well as other factors such as the value of the property, the level of prevailing mortgage rates, the borrower's equity in the property and the financial condition and operating history of the property and the borrower. In certain situations, and during periods of credit distress, the unavailability of real estate financing may lead to default by a commercial borrower. In addition, in the absence of any such takeout financing, the ability of a borrower to repay a loan secured by an income-producing property will depend upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower's ability to repay the loan may be impaired. Furthermore, we may not have the same access to information in connection with investments in commercial mortgage loans, either when investigating a potential investment or after making an investment, as compared to publicly traded securities.

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

We invest in subordinated debt, which is subject to greater credit risk than senior debt.

We from time to time invest in debt instruments, including junior tranches of CMBS and "mezzanine" or junior mortgage loans (e.g., B-Notes), that are subordinated in an issuer's capital structure. To the extent we invest in subordinated debt of an issuer's capital structure or subordinated CMBS bonds, such investments and our remedies with respect thereto, including the ability to foreclose on any collateral securing such investments, is subject to the rights of any senior creditors and, to the extent applicable, contractual inter-creditor and/or participation agreement provisions.

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

The volatility of the global credit markets could make it more difficult to obtain favorable financing for investments. During periods of volatility, which often occur during economic downturns, generally credit spreads widen, interest rates rise and demand for high yield debt declines. These trends result in reduced willingness by investment banks and other lenders to finance new investments and deterioration of available terms. If the overall cost of borrowing increases, either by increases in the index rates or by increases in lender spreads, the increased costs may result in future acquisitions generating lower overall economic returns and potentially reducing future cash flow available for distribution. Disruptions in the debt markets negatively impact our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets. If we are unable to borrow monies on terms and conditions that we find acceptable, we likely will have to reduce the number of properties we can purchase, and the return on the properties we do purchase may be lower. In addition, we may find it difficult, costly or impossible to refinance indebtedness that is maturing. Moreover, to the extent that such marketplace events are not temporary, they could have an adverse impact on the availability of credit to businesses generally and could lead to an overall weakening of the U.S. economy.

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

If we were to use repurchase agreements to finance our securities investments, we may be exposed to risks that could result in losses.

We may use repurchase agreements as a form of leverage to finance our securities and loan investments, and the proceeds from repurchase agreements generally are invested in additional securities. There is a risk that the market value of the securities acquired from the proceeds received in connection with a repurchase agreement may decline below the price of the securities underlying the repurchase agreement that we have sold but remain obligated to repurchase. Repurchase agreements also involve the risk that the counterparty liquidates the securities we delivered to it under the repurchase agreements following the occurrence of an event of default under the applicable repurchase agreement by us. In addition, there is a risk that the market value of the securities we retain may decline. If the buyer of securities under a repurchase agreement were to file for bankruptcy or experiences insolvency, we may be adversely affected. Furthermore, lenders may require us to provide additional margin in the form of cash, securities or other forms of collateral under the terms of the contract, and if we fail to resolve such margin calls when due, the lenders may exercise remedies, including taking ownership of the assets securing the applicable obligations. Also, in entering into repurchase agreements, we bear the risk of loss to the extent that the proceeds of the repurchase agreement are less than the value of the underlying securities. In addition, the interest costs associated with repurchase agreement transactions may adversely affect our results of operations and financial condition, and, in some cases, we may be worse off than if we had not used such instruments.

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

We co-invest with Apollo affiliates in real estate-related securities and such investments may be in different parts of the capital structure of an issuer and may otherwise involve conflicts of interest. When we hold investments in which Other Apollo Accounts have a different principal investment, conflicts of interest may arise between us and Other Apollo Accounts, and the Adviser may take actions that are adverse to us.

We also co-invest with Other Apollo Accounts in investments that are suitable for both us and such Other Apollo Accounts. We and/or the Other Apollo Accounts may make and/or hold investments at different levels of an issuer's capital structure, which may include us making one or more investments directly or indirectly relating to portfolio entities of Other Apollo Accounts and vice versa. To the extent we hold interests that are different (including with respect to their relative seniority) than those held by such Other Apollo Accounts, the Adviser and its affiliates will be presented with decisions when our interests and the interests of the Other Apollo Accounts are in conflict.

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

Apollo reserves the right to raise and/or manage Other Apollo Accounts, including stabilized and substantially stabilized real estate funds or separate accounts, dedicated managed accounts, investments suitable for lower risk, lower return funds or higher risk, higher return funds, real estate debt obligation and trading investment vehicles, real estate funds primarily making investments in a single sector of the real estate investment space (e.g., industrial, multifamily, retail or office) or making non-controlling investments in public and private debt and equity securities and/or investment funds that may have the same or similar investment objectives or guidelines as us, investment funds formed for specific geographical areas or investments, including those raised by us and one or more managed accounts (or other similar arrangements structured through an entity) for the benefit of one or more specific investors (or related group of investors) which, in each case, may have investment objectives or guidelines that overlap with ours. See "—Certain Other Apollo Accounts have similar or overlapping investment objectives and guidelines, and we will not be allocated certain opportunities and may be allocated only opportunities with lower relative returns." In particular, we expect that there will be overlap of real property and real estate-related securities investment opportunities with certain Other Apollo Accounts that are actively investing and similar overlap with future Other Apollo Accounts. The closing of an Other Apollo Account could result in the reallocation of Apollo personnel, including reallocation of existing real estate professionals, to such Other Apollo Account. In serving in these multiple capacities, they may have obligations to Other Apollo Accounts or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of our stockholders. In addition, potential investments that may be suitable for us may be directed toward such Other Apollo Account.

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

We expect to operate so as to qualify as a REIT under the Code beginning with our taxable year ended December 31, 2023. However, qualification as a REIT involves the application of highly technical and complex Code provisions for which only a limited number of judicial or administrative interpretations exist. Notwithstanding the availability of cure provisions in the Code, various compliance requirements could be failed and could jeopardize our REIT status. Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT. In addition, we hold certain assets through our ownership interest in ARIS Mortgage Originations, LLC, which we refer to as our subsidiary REIT. Our ability to qualify as a REIT is dependent in part on the REIT qualification of our subsidiary REIT, which is required to separately satisfy each of the REIT requirements in order to qualify as a REIT. If we fail to qualify as a REIT in any tax year, then:

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

For us to qualify as a REIT under the Code, not more than 50% of the value of our outstanding stock may be owned directly or indirectly, by five or fewer individuals (including certain entities treated as individuals for this purpose) during the last half of a taxable year. For the purpose of assisting our qualification as a REIT for U.S. federal income tax purposes, among other purposes, commencing May 31, 2024, our charter will prohibit beneficial or constructive ownership by any person or group of more than a certain percentage, which is expected to be 9.8%, in value or by number of shares, whichever is more restrictive, of the outstanding shares of our outstanding common stock or 9.8% in value of our outstanding capital stock of all classes or series, which we refer to as the "ownership limit." The constructive ownership rules under the Code and our charter are complex and may cause shares of the outstanding common stock owned by a group of related persons to be deemed to be constructively owned by one person. As a result, the acquisition of less than 9.8% of our outstanding common stock or our capital stock by a person could cause another person to own constructively in excess of 9.8% of our outstanding common stock or our stock, respectively, and thus violate the ownership limit. There can be no assurance that our board of directors, as permitted in the charter, will not decrease this ownership limit in the future. Any attempt to own or transfer shares of our common stock or capital stock in excess of the ownership limit without the consent of our board of directors will result either in the shares in excess of the limit being transferred by operation of the charter to a charitable trust, and the person who attempted to acquire such excess shares not having any rights in such excess shares, or in the transfer being void.

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

Notwithstanding the 9.8% ownership limits in our charter, discussed above, our board of directors may grant a waiver of the ownership limit to one or more stockholders. As a result, one or more of our stockholders may own 10% or more of our stock (a "10% Stockholder"). If any such

10% Stockholder, actually or taking into account certain constructive ownership rules, owns 10% or more of any tenant, rents from such tenant will cease to qualify as "rents from real property" for purposes of the REIT gross income tests. We intend to conduct diligence in respect of ownership of our tenants by any 10% Stockholder; however, given the broad attribution rules that apply for this purpose, we may not have access to all information relevant for this determination and we may not be able in all cases to identify any such related party tenants in a timely manner. If one or more tenants of ours becomes a related party tenant for purposes of the rules described above, non-qualifying rents received from such tenant could cause us to fail our REIT gross income tests, in which case we could fail to qualify as a REIT or could be required to pay a penalty tax to retain our REIT qualification.

Non-U.S. stockholders may be subject to U.S. federal income tax upon their receipt of certain distributions from us or upon their disposition of shares of our common stock.

In addition to any potential withholding tax on ordinary dividends, a non-U.S. stockholder, other than a "qualified shareholder" or a "qualified foreign pension fund," that disposes of a "U.S. real property interest" ("USRPI") (which includes shares of stock of a U.S. corporation whose assets consist principally of USRPIs), or that receives a distribution from a REIT that is attributable to gains from such a disposition, is generally subject to U.S. federal income tax under the Foreign Investment in Real Property Tax Act of 1980, as amended ("FIRPTA"), on the amount received from (or, in the case of a distribution, to the extent attributable to gains from) such disposition. Such tax does not apply, however, to the disposition of stock in a REIT that is "domestically controlled." Generally, a REIT is domestically controlled if less than 50% of its stock, by value, has been owned directly or indirectly by non-U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT's existence. There can be no assurance that we currently qualify, or will qualify, as a domestically controlled REIT. If we were to fail to so qualify, amounts received by a non-U.S. stockholder on certain dispositions of shares of our common stock would be subject to tax under FIRPTA, unless (i) shares of our common stock were regularly traded on an established securities market and (ii) the non-U.S. stockholder did not, at any time during a specified testing period, hold more than 10% of our common stock, taking into account certain attribution rules. Furthermore, certain distributions by us may be subject to tax under FIRPTA unless the conditions in clauses (i) and (ii) of the immediately preceding sentence are satisfied, subject to certain exceptions.

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

Stockholders may have current tax liability on distributions that they elect to reinvest in our common stock.

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

We have and may acquire mezzanine loans, for which the IRS has provided a safe harbor but not rules of substantive law. Pursuant to the safe harbor, if a mezzanine loan meets certain requirements, it will be treated by the IRS as a real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the REIT 75% income test. We may acquire mezzanine loans that do not meet all of the requirements of this safe harbor. In the event we own a mezzanine loan that does not meet the safe harbor" the IRS could challenge such loan's treatment as a real estate asset for purposes of the REIT asset and income tests and, if such a challenge were sustained, we could fail to qualify as a REIT.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

As an externally managed REIT, the Company's risk management function, including cybersecurity, is governed by the cybersecurity policies and procedures of the Adviser, an indirect subsidiary of Apollo. Apollo determines and implements appropriate risk management processes and strategies as it relates to cybersecurity for the Company and other affiliated entities managed by Apollo, and the Company relies on Apollo for assessing, identifying and managing material risks to the Company's business from cybersecurity threats.

The Apollo Global Management, Inc. ("AGM") board of directors is involved in overseeing Apollo's risk management program, including with respect to cybersecurity, which is a critical component of Apollo's overall approach to enterprise risk management ("ERM"). Apollo's cybersecurity policies and practices are fully integrated into its ERM framework through its reporting, risk management and oversight channels and are based, in part, on recognized frameworks established by the National Institute of Standards and Technology, the International Organization for Standardization and other applicable industry standards.

As one of the critical elements of Apollo's overall ERM approach, Apollo's cybersecurity program is focused on the following key areas:

•
Governance: As discussed further under the heading "Cybersecurity Governance," the AGM board of directors has an oversight role, as a whole and at the committee level, in overseeing management of Apollo's risks, including its cybersecurity risks. Apollo's Chief Information Security Officer ("CISO") and the CISO of Athene Holding Ltd., a subsidiary of AGM, with support from the broader Apollo Technology team, are responsible for information security strategy, policies and practices, as well as, as appropriate, with the Company's executive officers and other representatives of the Adviser and its affiliates.
•
Collaborative Approach: Apollo utilizes a cross-functional approach involving stakeholders across multiple departments, including Apollo Compliance, Legal, Technology, Operations, Risk and others, aimed at identifying, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of potentially material cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management, in consultation with the Company's management and its board of directors, as applicable, in a timely manner.
•
Technical Safeguards: Apollo deploys technical safeguards that are designed to protect its information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved on an ongoing basis using vulnerability assessments and cybersecurity threat intelligence.
•
Incident Response and Recovery Planning: Apollo has established and maintains incident response and recovery plans that address its response to a cybersecurity incident, and such plans are tested and evaluated on a regular basis.
•
Third-Party Risk Management: Apollo maintains a risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers and other external users of its systems, as well as the systems of third parties that could adversely impact its business and the business of its externally managed entities such as the Company, in the event of a cybersecurity incident affecting those third-party systems.
•
Education and Awareness: Apollo provides regular, mandatory training for personnel regarding cybersecurity threats to equip its personnel with effective tools to help mitigate cybersecurity threats, and to communicate its evolving information security policies, standards, processes and practices.

Apollo engages in the periodic assessment and testing of its policies and practices that are designed to address cybersecurity threats and incidents. These efforts include a wide range of activities, including audits, assessments, tabletop exercises, threat modeling, vulnerability testing and other exercises focused on evaluating the effectiveness of its cybersecurity measures. Apollo regularly engages third parties, including auditors and consultants, to perform assessments on its cybersecurity measures, including information security maturity assessments, audits and independent reviews of its information security control environment and operating effectiveness. The results of such assessments, audits and reviews are reported to Apollo's risk management function, and Apollo adjusts its cybersecurity policies and practices as necessary based on the information provided by these assessments, audits and reviews.

Cybersecurity threat risks have not materially affected the Company, including its business strategy, results of operations or financial condition. For further discussion of the risks we face from cybersecurity threats, including those that could materially affect us, see “Item 1A. Risk Factors—Risks Related to Our Organizational Structure—Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, a misappropriation of funds, and/or damage to our business relationships, all of which could negatively impact our financial results.”

Cybersecurity Governance

The AGM board of directors' oversight of cybersecurity risk management is supported by the audit committee of the AGM board of directors (the "AGM audit committee"), the AAM Global Risk Committee ("AGRC"), the Operational Risk Forum (the "ORF"), the Cybersecurity Working Group and management. The AGM board of directors, the AGM audit committee, the AGRC, the ORF and the Cyber Security Working Group receive regular updates on Apollo's information technology, cybersecurity risk profile and strategy, and risk mitigation plans from Apollo's risk management professionals, AGM's Chief Security Officer ("CSO"), its CISO, and other members of Apollo's management and relevant management committees and working groups. The Cyber Security Working Group is chaired by the CISO and has representation from Apollo's Technology, Legal, Compliance, and ERM teams. The group meets at least once a quarter to discuss cybersecurity and risk mitigation activities, among other topics. The CISO regularly reports to the ORF regarding cyber risk, and the ORF in turn reports to the AGRC on a quarterly basis, noting any cyber updates when necessary or appropriate. In turn, AGM's board of directors and/or the AGM audit committee receive quarterly risk updates from risk management professionals, as well as at least annual updates on cyber risk specifically. The full AGM board of directors or the AGM audit committee receives presentations and reports on cybersecurity risks from AGM's CSO or CISO, as well as from AHL's CISO, at least annually.

AGM's CSO holds an undergraduate degree in Management Information Systems and Business Administration, which he received magna cum laude. He has over 25 years of cyber-related experience, having served in various roles in technology and cybersecurity, including as Head of IT Risk Management, Executive Director of IT & Risk Compliance, and Global IT Risk Evaluation Lead at large financial institutions and consulting firms. He was also previously AGM's CISO for nearly eight years. AGM's CISO holds a master's degree in Business Information Systems and has served in various roles in information technology and information security for over 25 years across a number of large financial institutions, including as Director, Cybersecurity and Risk.

The AGM CISO, in coordination with the Apollo Technology and ERM teams, works collaboratively across Apollo to implement a program designed to protect its information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with its incident response and recovery plans. To facilitate the success of Apollo's cybersecurity risk management program, multidisciplinary teams throughout Apollo are deployed to address cybersecurity threats and to respond to cybersecurity incidents. Through ongoing communications with these teams, the CISO monitors the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time and reports such threats and incidents to the AGM audit committee or AGM board of directors, as appropriate.

As part of the risk management oversight (including oversight of cyber risks) of the audit committee of the Company's board of directors and the Company's board of directors, both the audit committee and board of directors regularly interact with, and receive reports from, management of the Company, the Adviser, Apollo, and other service providers. The audit committee of the Company's board of directors and the Company's board of directors receive presentations and reports on cybersecurity risks from AGM's CSO or CISO, at least annually, and they address a wide range of topics including recent developments, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations arising with respect to Apollo's peers and third parties. Additionally, Apollo and other service providers periodically report to management as it relates to the Company's cybersecurity practices.

Apollo's cybersecurity incident response plan provides for proper escalation of identified cybersecurity threats and incidents, including, as appropriate, to the Company's management. These discussions provide a mechanism for the identification of cybersecurity threats and incidents, assessment of cybersecurity risk profile or certain newly identified risks relevant to the Company, the Adviser, and evaluation of the adequacy of the Company's cybersecurity program (as coordinated through the Adviser and Apollo), including risk mitigation, compliance and controls.

ITEM 2. PROPERTIES

Investments in Real Properties

For an overview of our real estate investments, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations — Portfolio."

Principal Executive Office

Our principal executive office is located at 9 West 57th Street, 42nd Floor, New York, New York 10019, telephone 212-515-3200.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. See "Note 16 — Commitments and Contingencies" for further detail regarding any legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Offering of Common Stock

The Offering consists of nine classes of our common stock, Class S shares, Class D shares, Class I shares, Class F-S shares, Class F-D shares, Class F-I shares, Class A-I shares, Class A-II shares, and Class A-III shares. The different classes of common stock have varying upfront selling commissions, dealer manager fees, ongoing stockholder servicing fees, management fees, and performance participation allocations. Other than the difference in fees noted, each class of common stock has the same economics and voting rights. Shares of our common stock are not listed for trading on a stock exchange or other securities market. The following table details the selling commissions, dealer manager fees, and stockholder servicing fee for each applicable share class as of December 31, 2023. As of March 8, 2024 there were 939 holders of record of Class A-II shares, 605 holders of record of Class A-I shares, 265 holders of record of Class F-I shares, 19 holders of record of Class I shares, 8 holders of record of Class E shares.

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

The Dealer Manager anticipates that all or a portion of the upfront selling commissions, dealer manager fees, and ongoing stockholder servicing fees will be retained by, or reallowed (paid) to, the participating broker dealers. Through December 31, 2023, the Dealer Manager had not retained any upfront selling commissions, dealer manager fees, or stockholder servicing fees.

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

The following table represents our monthly NAV per share for each of the nine classes of shares in the Offering from December 31, 2022 through December 31, 2023:

During the period from the commencement of the Offering through December 22, 2022, when we broke escrow for the Offering, the transaction price of each class of our common stock was $20.00 per share, plus applicable selling commissions and dealer manager fees.

	Class S Shares	Class D Shares	Class I Shares	Class F-S Shares	Class F-D Shares	Class F-I Shares	Class A-I Shares	Class A-II Shares	Class A-III Shares
December 31, 2022	$20.0200	$20.0200	$20.0200	$20.0200	$20.0200	$20.0200	$20.0200	$20.0200	$20.0200
January 31, 2023	$20.0400	$20.0400	$20.0400	$20.0400	$20.0400	$20.0400	$20.0400	$20.0400	$20.0400
February 28, 2023	$20.0500	$20.0500	$20.0500	$20.0500	$20.0500	$20.0500	$20.0500	$20.0500	$20.0500
March 31, 2023(1)	$20.1500	$20.1500	$20.1500	$20.1500	$20.1500	$20.1400	$20.1800	$20.1500	$20.1500
April 30, 2023	$20.2400	$20.2400	$20.2400	$20.2400	$20.2400	$20.1900	$20.2500	$20.2400	$20.2400
May 31, 2023	$20.2900	$20.2900	$20.2900	$20.2900	$20.2900	$20.2100	$20.3000	$20.2900	$20.2900
June 30, 2023	$20.3600	$20.3600	$20.3600	$20.3600	$20.3600	$20.2500	$20.3800	$20.3600	$20.3600
July 31, 2023	$20.3800	$20.3800	$20.3800	$20.3800	$20.3800	$20.2700	$20.4200	$20.3800	$20.3800
August 31, 2023	$20.4600	$20.4600	$20.4600	$20.4600	$20.4600	$20.3400	$20.5100	$20.4600	$20.4600
September 30, 2023	$20.5000	$20.5000	$20.5000	$20.5000	$20.5000	$20.3800	$20.5600	$20.5000	$20.5000
October 31, 2023(2)	$20.5368	$20.5368	$20.5368	$20.5368	$20.5368	$20.4096	$20.6098	$20.5368	$20.5368
November 30, 2023	$20.6435	$20.6435	$20.6435	$20.6435	$20.6435	$20.4647	$20.6802	$20.6435	$20.6435
December 31, 2023	$20.7231	$20.7231	$20.7231	$20.7231	$20.7231	$20.5312	$20.7641	$20.7231	$20.7231
January 3, 2024(3)	$20.7268	$20.7268	$20.7268	$20.7268	$20.7268	$20.5347	$20.7693	$20.7268	$20.7268

___________

(1)
Due to an anchor share exchange the May 1, 2023 transaction price represents NAV as of April 4, 2023.
(2)
Due to an anchor share exchange the December 1, 2023 transaction price represents NAV as of November 2, 2023.
(3)
Due to an anchor share exchange the February 1, 2024 transaction price represents NAV as of January 3, 2024.

Net Asset Value

Our board of directors, including a majority of our independent directors, has adopted valuation guidelines that contain a comprehensive set of methodologies to be used by the Adviser and our independent valuation advisor in connection with estimating the values of our assets and liabilities for purposes of our NAV calculation. These guidelines are designed to produce a fair and accurate estimate of the price that would be received for our investments in an arm’s-length transaction between a willing buyer and a willing seller in possession of all material information about our investments.

The calculation of our NAV is intended to be a calculation of the fair value of our assets less our outstanding liabilities as described below and will likely differ from the book value of our equity reflected in our financial statements. As a public company, we are required to issue financial statements based on historical cost in accordance with GAAP. To calculate our NAV for the purpose of establishing a purchase and repurchase price for our shares, we have adopted a model, as explained below, that adjusts the value of our assets and liabilities from historical cost to fair value generally in accordance with the GAAP principles set forth in FASB Accounting Standards Codification Topic 820, Fair Value

Measurements and Disclosures. The Adviser will calculate the fair value of our real estate properties based in part on values provided by third-party independent appraisers and such calculation will be reviewed by our independent valuation advisor as further discussed below.

Because these fair value calculations will involve significant professional judgment in the application of both observable and unobservable attributes, the calculated fair value of our assets may differ from their actual realizable value or future fair value. While we believe our NAV calculation methodologies are consistent with standard industry practices, there is no rule or regulation that requires us to calculate NAV in a certain way. As a result, other public REITs may use different methodologies or assumptions to determine NAV. In addition, NAV is not a measure used under GAAP and the valuations of and certain adjustments made to our assets and liabilities used in the determination of NAV will differ from GAAP. You should not consider NAV to be equivalent to stockholders’ equity or any other GAAP measure.

The following valuation methods are used for purposes of calculating the significant components of our NAV:

•
Investments in Real Estate:

Consolidated Properties: Consolidated properties are initially valued at cost. Each property will then be valued by an independent third-party appraisal firm within the first three months of acquisition and no less than annually thereafter. Each third-party appraisal is reviewed by our independent valuation advisor for reasonableness. Upon conclusion of the appraisal, the independent third-party appraisal firm prepares a written report. Subsequently, consolidated properties are primarily valued using the income approach, whereby value is derived by determining the present value of an asset’s stream of future cash flows (for example, discounted cash flow analysis). Income related to each property will be accrued on the basis of data extracted from (1) the annual budget for such property and (2) material, unbudgeted non-recurring income and expense events such as capital expenditures, prepayment penalties, assumption fees, tenant buyouts, lease termination fees and tenant turnover with respect to our properties when the Adviser becomes aware of such events and the relevant information is available. Consistent with industry practices, the income approach incorporates subjective judgments regarding comparable rental and operating expense data, the capitalization or discount rate and projections of future rent and expenses based on appropriate market evidence. Other methodologies that may also be used to value properties include sales comparisons and cost approaches. We believe the discount rate and exit capitalization rate are the key assumptions utilized in the discounted cash flow methodology.

Unconsolidated Properties: Unconsolidated properties held through joint ventures will generally be valued in the same manner as consolidated properties. Once the value of a property held by a joint venture is determined and we determine the fair value of any other assets and liabilities of such joint venture, the value of our interest in such joint venture would then be determined by the Adviser using a hypothetical liquidation calculation to value our interest in such joint venture, which would be a percentage of such joint venture’s NAV. Unconsolidated properties held in a joint venture that acquires multiple properties over time may be valued as a single investment.

•
Investments in Real Estate Debt: Investments in real estate debt and other debt investments (including mortgage loans and mezzanine loans) are unlikely to have readily available market quotations initially valued at the acquisition price of the instrument. In the case of loans originated by us, such initial value will generally be the par value of such loan. Each such investment will then be valued by our independent valuation advisor within the first three full months after we make such investment and no less frequently than monthly thereafter. Our independent valuation advisor will determine subsequent revaluations of loans and other debt instruments by considering, among other factors, the changes in value of the underlying real estate or other collateral, with anticipated sale proceeds (estimated cash flows) discounted to their present value using a discount rate based on current market rates. Our independent valuation advisor will value each debt investment at least monthly and will coordinate with the Adviser to monitor events intra-month that may affect the values of our real estate debt or other debt and incorporate the impact of those events in estimated fair values, as needed.
•
Investments in Real-Estate Related Securities: Real estate-related securities and other securities will generally be valued by one or more third-party pricing services in the same manner as real estate debt and other debt investments. Where such securities have a single broker quote, third-party pricing services will also consider such quote in determining estimated fair value.
•
Liabilities: We include the fair value of our liabilities as part of our NAV calculation. These liabilities include the fees payable to the Adviser and the Dealer Manager, any accrued performance participation allocation to the Special Limited Partner, accounts payable, accrued operating expenses, property-level mortgages, any portfolio-level credit facilities and other liabilities. All liabilities will be valued using widely accepted methodologies specific to each type of liability. Our debt obligations will typically be valued at fair value in accordance with GAAP.

For purposes of calculating our NAV, neither (1) the organization and offering expenses paid by the Adviser through December 22, 2023 nor (2) operating expenses paid by the Adviser through December 22, 2023 will be recognized as expenses or as a component of equity and reflected in our NAV until we reimburse the Adviser for these costs. The Adviser's valuation of each investment's liabilities, including any third-party incentive fee payments or investment level debt, deal terms and structure will not be reviewed by the independent valuation advisor or appraised.

NAV and NAV Per Share Calculation

Each share class will have an undivided interest in our assets and liabilities, other than class-specific stockholder servicing fees, management fees and performance participation allocations. In accordance with the valuation guidelines, our independent valuation advisor calculates our NAV per share for each class as of the last calendar day of each month. At the end of each month, before taking into consideration repurchases or class-specific expense accruals for that month, any change in our aggregate NAV (whether an increase or decrease) will be allocated among each class of shares (including Operating Partnership units) based on each class’s relative percentage of the previous aggregate NAV plus issuances of shares that were effective on the first business day of such month. Changes in our monthly NAV will include, without limitation, accruals of our net portfolio income, interest expense, the management fee, any accrued performance participation, distributions, unrealized/realized gains and losses on assets, any applicable organization and offering costs and any expense reimbursements. Changes in our monthly NAV will also include material non-recurring events, such as capital expenditures and material property acquisitions and dispositions occurring during the month. On an ongoing basis, the Adviser will adjust the accruals to reflect actual operating results and the outstanding receivable, payable and other account balances resulting from the accumulation of monthly accruals for which financial information is available. Following the aggregation of the net asset values of our investments, the addition of any other assets (such as cash on hand) and the deduction of any other liabilities, our independent valuation advisor will incorporate any class-specific adjustments to our NAV, including additional issuances and repurchases of our common stock and accruals of class-specific stockholder servicing fees, management fees and performance participation allocations. For each applicable class of shares, the stockholder servicing fee will be calculated as a percentage of the aggregate NAV for such class of shares. The declaration of distributions will reduce the NAV for each class of our common stock in an amount equal to the accrual of our liability to pay any such distribution to our stockholders of record of each class. NAV per share for each class is calculated by dividing such class’s NAV at the end of each month by the number of shares outstanding for that class at the end of such month.

Please refer to "Net Asset Value Calculation and Valuation Guidelines" in the prospectus for the Offering for further details on how our NAV is determined.

The following table provides a breakdown of the major components of our NAV as of December 31, 2023 ($ and share/units in thousands):

Components of NAV	December 31, 2023
Investments in real estate	$174,204
Investments in real estate debt	328,189
Cash	95,205
Other assets	3,546
Mortgage notes at fair value, net of deferred financing costs	(35,591)
Other liabilities	(2,719)
Accrued performance participation allocation	(562)
Management fee payable	(468)
Net asset value	$561,804
Number of outstanding shares/units	27,110

NAV Per Share/Unit	Class F-I Shares	Class A-I Shares	Class E Shares	Third-party Operating Partnership Class A-I Units(1)	Third-party Operating Partnership Class E Units(1)	Total
Net asset value	$98,968	$353,337	$2,201	$106,329	$969	$561,804
Number of outstanding shares/units	4,820	17,016	106	5,121	47	27,110
NAV per share/unit as of December 31, 2023	$20.5312	$20.7641	$20.8248	$20.7641	$20.8248	$20.7231

___________

(1)
Includes the partnership interests of the Operating Partnership held by a party other than us.

The following table reconciles stockholders' equity and Operating Partnership partners' capital per our consolidated balance sheet prepared in accordance with GAAP to our NAV ($ in thousands):

December 31, 2023
Stockholders' equity under GAAP	$441,333
Non-controlling interests attributable to the Operating Partnership	101,543
Redeemable non-controlling interests	967
Total stockholders' equity, redeemable non-controlling interests, and Operating Partnership partners' capital under GAAP	543,843
Adjustments:
Advanced organization and offering costs and advanced operating expenses	14,800
Accumulated depreciation and amortization	910
Unrealized net real estate appreciation	2,251
NAV	$561,804

The following details the adjustments to reconcile GAAP stockholders' equity to our NAV:

•
The Adviser has agreed that it and/or its affiliates will advance organization and offering expenses on our behalf (including legal, accounting, and other expenses attributable to our organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) through December 22, 2023. In addition, the Adviser has agreed that it and/or its affiliates will advance certain general and administrative expenses on our behalf through December 22, 2023. We will reimburse the Adviser and its affiliates for all such advanced expenses ratably over a 60-month period beginning on December 22, 2024. Under GAAP, organization costs are expensed as incurred and offering costs are charged to equity as such amounts are incurred. For NAV, such costs will be recognized as a reduction of NAV as they are reimbursed to the Adviser.
•
In accordance with GAAP, we depreciate our investments in real estate and amortize certain other assets and liabilities. Such depreciation and amortization are not recorded for the purposes of calculating NAV.
•
Our investments in real estate are presented under historical cost in our consolidated financial statements. Since these assets are recorded at their fair value to determine our NAV the appreciation is a reconciling item above.

Distribution Policy

Beginning in April 2023, we have declared monthly distributions for each class of our common stock, which are generally paid 20 days after month-end. Distributions are made on all classes of our common stock at the same time and each class of our common stock received the same aggregate gross distribution per share; however, the net distribution differs for each class because of different allocations of class-specific stockholder servicing fees, management fees and performance participation allocation. The table below details the net per share distribution for each of our share classes for the year ended December 31, 2023:

Record Date	Class F-I	Class A-I	Class E
April 30, 2023	$0.0700	$0.0700	$0.0850
May 31, 2023	0.0700	0.0700	0.0870
June 30, 2023	0.0700	0.0700	0.0870
July 31, 2023	0.0700	0.0700	0.0870
August 31, 2023	0.0700	0.0700	0.0870
September 30, 2023	0.0700	0.0700	0.0870
October 31, 2023	0.0700	0.0700	0.0870
November 30, 2023	0.0700	0.0700	0.0870
December 31, 2023	0.0700	0.0700	0.0870
Total	$0.6300	$0.6300	$0.7810

The following tables summarize our distributions declared during the year ended December 31, 2023 ($ in thousands):

	For the Year Ended December 31, 2023
	Amount	Percentage
Distributions
Payable in cash(1)	$8,920	72%
Reinvested in shares	3,551	28%
Total distribution	$12,471	100%
Sources of distributions
Cash flows from operating activities(2)	$12,471	100%
Total sources of distributions	$12,471	100%

Adjusted Funds From Operations	$18,669

___________

(1)
Distributions payable in cash represents $7.0 million of distributions paid in cash during the year ended December 31, 2023, and distributions that were accrued and unpaid as of December 31, 2023.
(2)
During the year ended December 31, 2023, we received cash flows from operating activities in the amount of $25.6 million.

Funds From Operations and Adjusted Funds From Operations

We believe funds from operations ("FFO") is a meaningful non-GAAP supplemental measure of our operating results. Our consolidated financial statements as presented under GAAP, among other things, requires depreciation of real estate investments to be calculated on a straight-line basis. As a result, our operating results imply that the value of our real estate investments has decreased evenly over time. However, we believe that the value of our real estate investments will fluctuate over time based on market conditions and, as such, depreciation under historical cost accounting may be less informative as a measure of our performance. FFO is an operating measure defined by the National Association of Real Estate Investment Trusts ("NAREIT") that is broadly used in the REIT industry. FFO, as defined by NAREIT and presented below, is calculated as net income or loss (computed in accordance with GAAP), excluding (i) depreciation and amortization, (ii) impairment of investments in real estate, (iii) net gains or losses from sales of real estate, and (iv) consolidated and unconsolidated joint ventures.

We also believe that adjusted FFO ("AFFO") is a meaningful supplemental non-GAAP disclosure of our operating results. AFFO further adjusts FFO in order for our operating results to reflect the specific characteristics of our business by adjusting for items we believe are not related to our core operations. Our adjustments to FFO to arrive at AFFO include removing the impact of (i) straight-line rental income and expense, (ii) unrealized gains or losses from changes in the fair value of real estate debt and other financial instruments, (iii) non-cash performance participation allocation, even if repurchased by us, (iv) amortization of restricted stock awards, (v) amortization of above- and below-market lease intangibles, and (vi) similar adjustments for unconsolidated joint ventures. AFFO is not defined by NAREIT and our calculation of AFFO may not be comparable to disclosures made by other REITs.

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

The following table presents a reconciliation of net income to FFO and AFFO ($ in thousands):

For the Year Ended December 31, 2023
Net income	$17,329
Adjustments to arrive at FFO:
Depreciation and amortization	2,544
FFO	$19,873
Adjustments to arrive at AFFO:
Straight-line rental income	(1,425)
Unrealized gain from change in fair value of real estate debt and real estate related securities	(207)
Non-cash performance participation allocation	562
Amortization of restricted stock awards	75
Amortization of above- and below-market leases, net	(209)
AFFO	$18,669

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

Unregistered Sales of Equity Securities

During the year ended December 31, 2023, we sold equity securities that were not registered under the Securities Act. As described in Note 11 — Related Party Transactions to our consolidated financial statements, the Adviser is entitled to an annual management fee payable monthly in cash, shares of common stock, or Operating Partnership units, in each case at the Adviser's election. For the year ended December 31, 2023, the Adviser elected to receive its management fee in Class E shares and Class E units. In connection with the Adviser's election, we issued 99,410 Class E shares and 45,687 Class E units to the Adviser during the year ended December 31, 2023 in satisfaction of the management fee. Additionally, during the year ended December 31, 2023, all unitholders of the Operating Partnership elected to reinvest their dividends. In connection with such dividend reinvestment, we issued 120,790 and 859 Class A-I units and Class E units, respectively, in lieu of cash for the dividends paid during the year ended December 31, 2023. These issuances were made in reliance upon the exemption from registration set forth in Section 4(a)(2) of the Securities Act.

The Special Limited Partner is also entitled to an annual performance participation allocation. As further described in "Note 11 — Related Party Transactions" to our consolidated financial statements. For the year ended December 31, 2023, the Special Limited Partner realized $0.6 million related to the performance participation allocation, which was issued in Class E units subsequent to year end.

Use of Offering Proceeds

On June 29, 2022, the Registration Statement on Form S-11 (File No. 333-264456) for the Offering was declared effective under the Securities Act. The offering price for each class of our common stock is determined monthly and is made available on our website and in prospectus supplement filings.

As of December 31, 2023, we received net proceeds of $442.0 million from the Offering. The following table summarizes certain information about the Offering proceeds therefrom (in thousands):

	Class F-I Shares	Class A-I Shares	Total
Offering proceeds:
Shares sold	4,785,425	17,008,528	—
Gross offering proceeds	$301,883	$140,158	$442,041
Selling commissions and dealer manager fees	—	—	—
Accrued stockholder servicing fees	—	—	—
Net offering proceeds	$301,883	$140,158	$442,041

We primarily used the net proceeds of the Offering along with the unregistered sales towards the acquisition of $172.0 million in real estate, $302.5 million in commercial real estate loans, and $25.3 million in real estate-related securities. During the year ended December 31, 2023, we repurchased 7,389 of Class A-I shares pursuant to our share repurchase plan for $0.2 million.

Share Repurchase Plan

We have adopted a share repurchase plan, whereby on a monthly basis, stockholders may request that we repurchase all or any portion of their shares. We may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular month, in our discretion, subject to any limitations in the share repurchase plan. The aggregate NAV of total repurchases of Class S shares, Class D shares, Class I shares, Class F-S shares, Class F-D shares, Class F-I shares, Class A-I shares, Class A-II shares, Class A-III shares and Class E shares is limited to 2% of the aggregate NAV per month and 5% of the aggregate NAV per calendar quarter. Shares are repurchased at a price equal to the transaction price on the applicable repurchase date. Due to the illiquid nature of investments in real estate, we may not have sufficient liquid resources to fund repurchase requests and have established limitations on the amount of funds we may use for repurchases during any calendar month and quarter. Further, our board of directors may modify or suspend the share repurchase plan. There were no repurchases of our common stock during the three months ended December 31, 2023.

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

Overview

Apollo Realty Income Solutions, Inc. ("ARIS", the "Company", "we","us","our") is a Maryland corporation formed on September 8, 2021. We were formed to invest primarily in a portfolio of diversified income-oriented commercial real estate in the United States. We are an externally advised, perpetual-life corporation that intends to qualify as a REIT for U.S. federal income tax purposes. We were formed to directly and indirectly acquire real estate and real estate-related assets and, to a lesser extent, commercial real estate debt. Our investment objectives are to invest in assets that will enable us to:

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

There can be no assurance that we will achieve our investment objectives. Our investments in primarily a portfolio of diversified institutional quality, income-oriented commercial real estate primarily in the United States will focus on a range of asset types. These may include hotel, industrial, multifamily, retail and office assets, as well as others, including, without limitation, healthcare, student housing, life sciences, hospitality, senior living, data centers, manufactured housing and storage properties. Our real estate debt or real estate-related debt securities investments will focus on non-distressed public and private real estate debt, including, but not limited to, commercial mortgage-backed securities, mortgages, loans, mezzanine and other forms of debt, and may also include preferred equity.

We intend to qualify as a REIT for U.S. federal income tax purposes beginning with our taxable year ended December 31, 2023. We plan to own all or substantially all of our assets through ARIS Operating Partnership L.P., a Delaware limited partnership, (the "Operating Partnership") of which we are the sole general partner.

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

We have registered with the SEC an offering of up to $5.0 billion in shares of common stock, consisting of up to $4.0 billion in shares in our primary offering and up to $1.0 billion in shares pursuant to our distribution reinvestment plan (the "Offering"). The share classes have different upfront selling commissions and ongoing stockholder servicing fees, as well as varying management and performance participation fees. See "Note 11 — Related Party Transactions" to our consolidated financial statements for additional information. As of December 22, 2022, we had satisfied the minimum offering requirement and our board of directors authorized the release of proceeds from escrow. We intend to continue selling shares in the Offering on a monthly basis.

As of March 8, 2024, we had received net proceeds of approximately $534.7 million from selling an aggregate of 26,298,930 shares of common stock. We have contributed the net proceeds from the Offering to the Operating Partnership in exchange for a corresponding number of Operating Partnership units.

2023 Highlights

Operating Results:

•
Declared monthly net distributions totaling $12.5 million for the year ended December 31, 2023.
•
Inception through December 31, 2023 produced total returns of 5.73% for Class F-I and 8.30% for Class A-I shares. The inception date for Class F-I and Class A-I shares was December 22, 2022 and April 4, 2023, respectively.

Portfolio Updates

•
Acquired two industrial properties and one grocery anchored property with a total cost of $172.0 million, inclusive of subsequent tenant improvements.

•
Acquired 12 commercial real estate loans comprising $302.5 million of total fundings for the year ended December 31, 2023.

Capital Raise and Financing Activity

•
We raised $406.6 million, inclusive of $1.0 million from our distribution reinvestment plan, of net proceeds in the Offering during the year ended December 31, 2023.
•
Entered into a $250.0 million Master Repurchase Agreement with JPMorgan Chase Bank, National Association that will enable us to add leverage to our portfolio by borrowing against our commercial senior mortgage loans.
•
Executed on a $36.0 million fixed rate mortgage secured by one of our industrial properties.

Portfolio

Investments in Real Estate

The following table provides information regarding our portfolio of real estate properties as of December 31, 2023 ($ in thousands):

Investment	Number of Properties	Property Type	Location	Acquisition Date	Sq. Feet (in thousands)	Occupancy	Gross Asset Value (1)
Rickenbacker	1	Industrial	Columbus, Ohio	January 2023	165	100%	$52,000
16000 Pines	1	Retail	Pembroke Pines, Florida	August 2023	118	99%	56,800
Hallmark	1	Industrial	Liberty, Missouri	October 2023	847	100%	65,404
Total Investments in Real Estate:					1,131		$174,204

___________

(1) Based on fair value as of December 31, 2023

Investments in Real Estate Debt

The following table summarizes our investments in real estate debt as of December 31, 2023 ($ in thousands):

	December 31, 2023
Type of Investment in Real Estate Debt	Number of Positions	Weighted Average Coupon(1)	Weighted Average Maturity Date (2)	Face Amount	Cost Basis	Fair Value
Commercial real estate loan	11	9.1%	September 2027	$252,868	$252,668	$252,868
Mezzanine loan	1	10.0%	September 2026	50,000	50,000	50,000
Real estate-related securities	14	7.0%	May 2037	25,811	25,314	25,321
Total Investments in real estate debt	26	9.3%	April 2028	$328,679	$327,983	$328,189

___________

(1)
Based on applicable benchmark rates as of December 31, 2023.
(2)
Weighted average maturity date is based on fully extended maturity.

The following table summarizes our investments in commercial real estate loans as of December 31, 2023 ($ in thousands):

Commercial Real Estate Loan Portfolio
#	Type	Property Type	Geography	Coupon(1)	Maturity Date(2)	Commitment	Cost Basis	Fair Value
1	First Mortgage	Industrial	Northeast	9.4%	March 2028	$50,000	$41,292	$41,292
2	First Mortgage	Multifamily	Northeast	9.7%	October 2025	50,000	34,470	34,670
3	First Mortgage	Other	Mid-Atlantic	9.5%	June 2028	50,000	40,651	40,651
4	First Mortgage	Hotel	Various	9.5%	August 2026	25,000	25,000	25,000
5	First Mortgage	Hotel	Various	9.1%	July 2028	25,000	23,795	23,795
6	Mezzanine	Industrial	Various	10.0%	September 2026	50,000	50,000	50,000
7	First Mortgage	Other	West	9.4%	September 2028	100,000	2,576	2,576
8	First Mortgage	Multifamily	Northeast	8.4%	January 2029	50,000	50,000	50,000
9	First Mortgage	Multifamily	Northeast	9.0%	June 2025	26,000	26,000	26,000
10	First Mortgage	Other	Various	8.6%	December 2028	50,000	8,884	8,884
11	First Mortgage	Multifamily	Midwest	7.8%	December 2028	25,000	—	—
12	First Mortgage	Multifamily	West	6.0%	February 2029	60,000	—	—
	Total/Weighted Average			9.3%	July 2027	$561,000	$302,668	$302,868

____________

(1)
Based on applicable benchmark rates as of December 31, 2023.
(2)
Weighted average maturity date is based on fully extended maturity.

The weighted average Loan to Value ("LTV") on our commercial real estate loan portfolio was 54% as of December 31, 2023. LTV is as of the dates the loans were originated or acquired by us.

Results of Operations

We commenced operations on December 22, 2022, the date on which we had satisfied the minimum offering requirements and our board of directors authorized the release of proceeds from escrow for the Offering. As of December 31, 2022, we had not made any investments. Due to our investments in real estate and real estate debt during the year ended December 31, 2023, our results of operations for the year ended December 31, 2023 and December 31, 2022 are not comparable.

The following table sets forth information regarding our consolidated results of operations for the year ended December 31, 2023 ($ in thousands):

	December 31, 2023	December 31, 2022
Revenues
Rental revenue	$6,912	$—
Total revenues	6,912	—
Expenses
Rental property operating	$834	$—
General and administrative	5,380	1,678
Organizational expenses	—	1,487
Management fee	3,440	—
Performance participation allocation	562	—
Depreciation and amortization	2,544	—
Total expenses	$12,760	$3,165
Other income
Income from investments in real estate debt	17,490	—
Other income	6,241	114
Interest expense	(554)	—
Total other income	23,177	114
Net income (loss)	$17,329	$(3,051)

Rental Revenue, Rental Property Operating Expenses, Depreciation and Amortization

During the year ended December 31, 2023, rental revenues, rental property operating expenses, and depreciation and amortization were recognized as a result of real estate investments held during the period.

General and Administrative Expenses

During the year ended December 31, 2023, general and administrative expenses were $5.4 million, and consisted primarily of legal fees, accounting fees, and other professional services. As we broke escrow on December 22, 2022, the general and administrative costs were recognized by us on that date. The increase compared to the general and administrative expenses during the year ended December 31, 2022, is due to a full year of activity.

Organizational Expense

Organizational expenses of $1.5 million represents the costs incurred in connection with our formation. These expenses were recorded by us on December 22, 2022, the date we commenced operations. No additional organization expenses were incurred after breaking escrow.

Income from Investments in Real Estate Debt

During the year ended December 31, 2023, income from investments in real estate debt were recognized as a result of our investments. The income from investments in real estate debt consists of interest income and fees revenue and is inclusive of $0.2 million of net unrealized gains for the year ended December 31, 2023.

Management Fee

The management fee expense accrued during the year ended December 31, 2023, was based on month end NAV for the respective share classes.

Performance Participation Allocation

The performance participation allocation during the year ended December 31, 2023, was accrued due to achievement of the hurdle amount in the share classes outstanding subject to such expenses.

Interest Expense

Interest expense was incurred on one property-level financing acquired during the fourth quarter of 2023. Interest expense also includes amortization on deferred financing costs related to our borrowing activities.

Other Income

Other income primarily consists of interest earned on our cash and cash equivalents.

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

The Adviser has advanced on our behalf organization and offering costs of $7.9 million and general and administrative expenses of $6.9 million as of December 31, 2023. We will reimburse the Adviser ratably over a 60-month period beginning on December 22, 2024.

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

In October 2023, certain of our indirect subsidiaries (the "Sellers") entered into a Master Repurchase Agreement (the "JPM Repurchase Agreement") with JPMorgan Chase Bank, National Association (the "Buyer"). The JPM Repurchase Agreement provides for a maximum aggregate purchase price of $250.0 million and has a three-year term plus two one-year extension options. Subject to the terms and conditions thereof, the JPM Repurchase Agreement provides for the purchase, sale and repurchase of senior mortgage loans and participation interests in performing senior mortgage loans satisfying certain conditions set forth in the JPM Repurchase Agreement. The Operating Partnership has agreed to provide a limited guarantee of the obligations of the Sellers under the JPM Repurchase Agreement.

As of December 31, 2023, we had $95.2 million of cash on hand and up to $250.0 million of undrawn capacity on our JPM Repurchase Agreement. Additionally, as of December 31, 2023, we had a $36.0 million mortgage secured by one of our equity properties.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents ($ in thousands):

For the Year Ended December 31, 2023
Cash flows provided by operating activities	$25,587
Cash flows used in investing activities	(494,723)
Cash flows provided by financing activities	432,752
Net decrease in cash and cash equivalents	$(36,384)

Cash flows provided by operating activities were $25.6 million for the year ended December 31, 2023, primarily as a result of net income generated on our investments and outstanding cash balances.

Cash flows used in investing activities were $494.7 million for the year ended December 31, 2023. This was comprised of $302.5 million of investments in commercial mortgage loans, $167.0 million in acquisition and improvements of real estate, and $25.2 million of investments in real estate-related securities, net of repayments.

Cash flows provided by financing activities were $432.8 million for the year ended December 31, 2023, primarily due to $405.6 million of proceeds from the issuance of our common stock net of offering costs. This was offset by the payment of $7.0 million in cash distributions and $0.2 million of share repurchases during the year ended December 31, 2023. Cash flows provided by financing activities also includes proceeds from a $36.0 million property-level financing, net of $1.6 million of deferred financing costs paid.

Critical Accounting Policies

Our financial statements are prepared in accordance with GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and use of assumptions as to future uncertainties. The most critical accounting policies involve decisions and assessments that affect our reported assets and liabilities, as well as reported revenues and expenses. We believe that all of the decisions and assessments upon which these financial statements are based are reasonable based upon information currently available to us. The accounting policies and estimates that we consider to be most critical to an investor's understanding of our financial results and condition and require complex management judgment are discussed below.

Investment Property and Lease Intangibles

Acquisitions of properties are accounted for utilizing the acquisition method and, accordingly, the operations of acquired properties will be included in the Company's results of operations from their respective dates of acquisition. Properties are classified as investments in real estate on the consolidated balance sheet. Upon acquisition an independent advisor determines the fair value of the acquired tangible and intangible assets and liabilities (land, building, furniture, fixtures and equipment, and intangible assets, and liabilities). The purchase price is allocated to the identified assets and liabilities accordingly. The independent advisor may use the income, market or cost approach (or combination thereof) to determine fair value.

The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant. We also consider an allocation of purchase price of other acquired intangibles, including acquired in-place leases that may have a customer relationship intangible value, including (but not limited to) the nature and extent of the existing relationship with the tenants, the tenants' credit quality and expectations of lease renewals.

Acquired above- and below-market leases are recorded at their fair values, on a discounted basis, equal to the difference between (i) the contractual amounts to be paid under each in-place lease and (ii) an estimate of the fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases.

Other intangible assets acquired may include amounts for in-place lease values that are based on the evaluation of the specific characteristics of each lease. Factors to be considered include estimates of carrying costs during expected lease-up periods and costs to execute similar leases. In estimating carrying costs, real estate taxes, insurance and other operating expenses are included. Estimates of lost rentals at market rates during the expected lease-up periods, based on the market conditions in the applicable market, are also considered. In estimating costs to execute similar leases, leasing commissions, legal and other related expenses are considered.

Once real estate assets have been recorded, they are subsequently evaluated for impairment on a quarterly basis. A real estate asset is considered impaired when the sum of estimated future undiscounted cash flows to be generated by the real estate asset over the estimated remaining holding period is less than the carrying value of such real estate asset. An impairment charge is recorded equal to the excess of the carrying value of the real estate asset over the fair value. When determining the fair value of a real estate asset for the purpose of assessing impairment, we make certain assumptions including, but not limited to: consideration of projected operating cash flows, intended holding period of the real estate, comparable selling prices and projected cash flows from the eventual disposition of the real estate based upon our estimate of a capitalization rate and discount rate. While we exercise significant judgment in generating our assumptions, the asset's fair value is subject to uncertainty, as actual operating cash flows and disposition proceeds could differ from those assumed in our valuations. Additionally, the output is sensitive to the assumptions used in calculating any potential impairment.

Please refer to "Note 2 – Summary of Significant Accounting Policies" and "Note 3 – Investments in Real Estate" for more information regarding real estate investments and impairments.

Investments in Real Estate Debt

Our investments in real estate debt consist of commercial mortgage and mezzanine loans secured by real estate and real estate-related securities all of which are recorded on the consolidated balance sheet as investments in real estate debt, at fair value. Real estate-related securities are classified as available for sale securities, and we elected the fair value option for both the loans and the securities. As the commercial real estate loans generally have no readily available market quotations, fair value requires significant judgment and as such are classified as Level 3 investments under the fair value hierarchy. The fair value of commercial real estate loans is determined by a third-party valuation agent by utilizing or reviewing certain of the following (i) market yield data, (ii) discounted cash flow modeling, (iii) collateral asset performance, (iv) local or macro real estate performance, (v) capital market conditions, (vi) debt yield or loan-to-value ratios, and (vii) borrower financial condition and performance. The fair value of real estate-related securities may be determined by using third-party pricing service providers or broker-dealer quotes, reported trades or valuation estimates from their internal pricing models to determine the reported price. The inputs used in determining the fair value of the Company's investments in real estate-related securities are considered Level 2. Judgments in determining the fair value of our Level 3 investments are more significant than those used in the fair value of Level 2 investments.

Recent Accounting Pronouncements

See Note 2 — Summary of Significant Accounting Policies to our consolidated financial statements in this Annual Report on Form 10-K for a discussion concerning recent accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

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

As of December 31, 2023, we held $328 million of investments in real estate debt, including real estate debt securities. Our investments in real estate debt are primarily floating-rate and indexed to SOFR, thereby exposing us to interest rate risk resulting in increases or decreases to net income depending on interest rate movements. For the year ended December 31, 2023, a 50 bps increase or decrease in SOFR would have resulted in an increase or decrease to income from investments in real estate debt of $0.8 million.

Credit Risk

We are subject to varying degrees of credit risk in connection with our other target assets. We seek to mitigate this risk by seeking to acquire high quality assets, at appropriate prices given anticipated and unanticipated losses, and by deploying a value-driven approach to underwriting and diligence, consistent with the Adviser’s historical investment strategy, with a focus on current cash flows and potential risks to cash flow. The Adviser seeks to enhance its due diligence and underwriting efforts by accessing the Adviser’s knowledge base and industry contacts. Nevertheless, unanticipated credit losses could occur, which could adversely impact our operating results.

Market Risk

Our investments in real estate debt are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions; changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; retroactive changes to building or similar codes; pandemics; natural disasters and other acts of god. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay the underlying loans or loans, as the case may be, which could also cause us to suffer losses.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements and Schedules

Report of Independent Registered Public Accounting Firm (PCAOB ID NO.34)	58
Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022	59
Consolidated Statement of Operations for the Years Ended December 31, 2023 and 2022	60
Consolidated Statement of Changes in Equity for the Years Ended December 31, 2023 and 2022	61
Consolidated Statement of Cash Flows for the Year Ended December 31, 2023 and the Period February 18, 2022 (date of initial capitalization) through December 31, 2022	62
Notes to Consolidated Financial Statements	63

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of

Apollo Realty Income Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Apollo Realty Income Solutions, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in equity, and cash flows, for the year ended December 31, 2023, and for the period from February 18, 2022 (date of initial capitalization) to December 31, 2022, and the related notes and the schedules listed in the Index at Item 8 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for year ended December 31, 2023, and for the period from February 18, 2022 (date of initial capitalization) to December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

March 11, 2024

We have served as the Company's auditor since 2022.

Apollo Realty Income Solutions, Inc.

Consolidated Balance Sheets

(in thousands - except share data)

	December 31, 2023	December 31, 2022
Assets
Investments in real estate, net	$154,513	$—
Investments in real estate debt, at fair value	328,189	—
Cash and cash equivalents	95,205	131,589
Other assets	31,764	5,000
Total assets(1)	$609,671	$136,589
Liabilities and Equity
Mortgage notes, net	$35,591	$—
Due to affiliates	15,831	8,298
Other liabilities	14,406	—
Total liabilities(1)	65,828	8,298
Commitments and contingencies (See Note 16)
Redeemable non-controlling interests	967	—
Equity
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized at December 31, 2023 and December 31, 2022, and none issued and outstanding	—	—
Common stock, $0.01 par value per share (See Note 14 — Equity)	220	18
Additional paid-in capital	438,432	31,367
Retained earnings (accumulated deficit)	2,681	(815)
Total stockholders' equity	441,333	30,570
Non-controlling interests attributable to the Operating Partnership	101,543	97,721
Total equity	542,876	128,291
Total liabilities and equity	$609,671	$136,589

_________________

(1)
Represents the consolidated assets and liabilities of ARIS Operating Partnership L.P., a Delaware limited partnership (the "Operating Partnership"). The Operating Partnership is a consolidated variable interest entity ("VIE"), of which the Company is the sole general partner and owns approximately 81% and 27% as of December 31, 2023 and December 31, 2022, respectively. See "Note 2 — Summary of Significant Accounting Policies" for additional information.

See accompanying notes to consolidated financial statements.

Apollo Realty Income Solutions, Inc.

Consolidated Statement of Operations

(in thousands - except share and per share data)

	For the Year Ended December 31, 2023	For the Period February 18, 2022 (date of initial capitalization) through December 31, 2022
Revenues
Rental revenue	$6,912	$—
Total revenues	6,912	—
Expenses
Rental property operating	$834	$—
General and administrative	5,380	1,678
Organization expenses	—	1,487
Management fee	3,440	—
Performance participation allocation	562	—
Depreciation and amortization	2,544	—
Total expenses	$12,760	$3,165
Other income
Income from investments in real estate debt	17,490	—
Other income	6,241	114
Interest expense	(554)	—
Total other income	23,177	114
Net income (loss)	$17,329	$(3,051)
Net income (loss) attributable to non-controlling interests in ARIS OP	$4,570	$(2,236)
Net income (loss) attributable to ARIS stockholders	$12,759	$(815)
Net income (loss) per share of common stock, basic and diluted	$1.08	$(12.13)
Weighted-average shares of common stock outstanding, basic and diluted	11,850,738	67,216

See accompanying notes to consolidated financial statements.

Apollo Realty Income Solutions, Inc.

Consolidated Statement of Changes in Equity

(in thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity	Non-Controlling Interest	Total Equity
Balance at December 31, 2022	1,824	$18	$31,367	$(815)	$30,570	$97,721	$128,291
Common stock issued	20,133	202	407,406	—	407,608	—	407,608
Offering costs	—	—	(1,323)	—	(1,323)	—	(1,323)
Distribution reinvestments	52	—	1,058	—	1,058	2,494	3,552
Amortization of restricted stock grants	—	—	75	—	75	—	75
Share class transfer	(59)	—	—	—	—	—	—
Repurchase of common stock	(7)	—	(151)	—	(151)	—	(151)
Net income ($13 allocated to redeemable non-controlling interest)	—	—	—	12,760	12,760	4,569	17,329
Contributions from non-controlling interest	—	—	—	—	—	932	932
Transfer to redeemable non-controlling interests	—	—	—	—	—	(967)	(967)
Distributions to non-controlling interest	—	—	—	—	—	(3,206)	(3,206)
Distributions declared on common stock	—	—	—	(9,264)	(9,264)	—	(9,264)
Balance at December 31, 2023	21,943	$220	$438,432	$2,681	$441,333	$101,543	$542,876

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity	Non-Controlling Interest	Total Equity
February 18, 2022 (date of initial capitalization)	10	$—	$200	$—	$200	$—	$200
Common stock issued	1,814	18	36,257	—	36,275	—	36,275
Offering costs	—	—	(5,090)	—	(5,090)	(43)	(5,133)
Net Loss	—	—	—	(815)	(815)	(2,236)	(3,051)
Contributions from non-controlling interest	—	—	—	—	—	100,000	100,000
Balance at December 31, 2022	1,824	$18	$31,367	$(815)	$30,570	$97,721	$128,291

See accompanying notes to consolidated financial statements.

Apollo Realty Income Solutions, Inc.

Consolidated Statement of Cash Flows

(in thousands)

	For the Year Ended December 31, 2023	For the Period February 18, 2022 (date of initial capitalization) through December 31, 2022
Cash flows from operating activities
Net income	$17,329	$(3,051)
Adjustments to reconcile net income to net cash provided by operating activities:
Management fee	3,440	—
Performance participation allocation	562	—
Depreciation and amortization	2,544	—
Straight line rent amortization	(1,425)	—
Above- and below- market lease amortization, net	(209)	—
Amortization of discount/premium	(210)	—
Amortization of deferred financing costs	161	—
Amortization of restricted stock awards	75	—
Unrealized gain on fair value of investments in real estate debt and real estate related securities	(207)	—
Realized gain on sale of real-estate related securities	(3)	—
Changes in assets and liabilities:
Other assets	(3,544)	—
Due to affiliates	5,198	3,165
Other liabilities	1,876	—
Net cash provided by operating activities	25,587	114
Cash flows from investing activities:
Acquisitions of real estate	(166,332)	(5,000)
Capital improvements to real estate	(621)	—
Origination and acquisition of real estate debt	(262,980)	—
Purchase of real estate-related securities	(25,419)	—
Add-on fundings of commercial mortgage loans	(39,488)	—
Repayments from real-estate related securities	117	—
Net cash used in investing activities	(494,723)	(5,000)
Cash flows from financing activities:
Borrowings from mortgage notes	36,000	—
Payment of deferred financing costs	(1,627)	—
Proceeds from issuance of common stock	405,566	36,275
Contributions from non-controlling interests	—	100,000
Distributions paid	(7,018)	—
Repurchase of common stock	(151)	—
Offering costs paid	(18)	—
Net cash provided by financing activities	432,752	136,275
Net change in cash and cash equivalents	(36,384)	131,389
Cash and cash equivalents, beginning of period	131,589	200
Cash and cash equivalents, end of period	$95,205	$131,589
Non-cash investing and financing activities
Accrued offering costs due to affiliate	$1,305	$5,133
Distribution reinvestments	$3,552	$—
Distributions accrued and not paid	$1,900	$—
Issuance of Class E shares for payment of management fee	$2,042	$—
Transfer to redeemable non-controlling interests	$779	$—
Redeemable non-controlling interests issuance as Class E units for payment of management fee	$176	$—
Allocation to redeemable non-controlling interests	$12	$—

See accompanying notes to consolidated financial statements.

Apollo Realty Income Solutions, Inc.

Notes to Consolidated Financial Statements

Note 1 — Organization and Business Purpose

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

The Company intends to elect to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"), commencing with the taxable year ended December 31, 2023. To maintain its tax qualification as a REIT, the Company will be required to distribute at least 90% of its taxable income, excluding net capital gains, to stockholders and meet certain other asset, income, and ownership tests.

As of December 31, 2023, the Company owned three properties, had twelve investments in commercial real estate debt, and held fourteen real estate-related securities. The Company currently operates in two reportable segments: Real Estate and Real Estate Debt. See "Note 17 — Segment Reporting" for additional information.

Note 2 — Summary of Significant Accounting Policies

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

The accompanying consolidated financial statements include the accounts of the Company and the Company's subsidiary partnerships. Third party unitholders of Operating Partnership's share of the assets, liabilities and operations of the Operating Partnership is included in non-controlling interest as equity of the Company. The non-controlling interest is generally computed based on third party unit-holders ownership percentage.

Non-controlling interests in the Operating Partnership represent Operating Partnership units that are held by third parties, including the Adviser, and Operating Partnership units issued to the Adviser under an advisory agreement by and among the Company, the Operating Partnership and the Adviser (as amended, restated or otherwise modified from time to time, the "Advisory Agreement"). Operating Partnership units may be redeemed for cash, or at the Company's option, for shares of common stock of the Company on a one-for-one basis, unless those units are held by the Adviser or Special Limited Partner, in which case such Operating Partnership units shall be redeemed for shares of common stock of the Company or cash, at the holder's election. Since the number of shares of common stock outstanding is equal to the number of Operating

Partnership units owned by the Company, the redemption value of each common unit of the Operating Partnership is equal to the market value of each share of common stock and distributions paid to each unitholder is equivalent to dividends paid to common stockholders, per respective share class.

Cash and Cash Equivalents

Cash and cash equivalents represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. As of December 31, 2023, the Company held $91.3 million of cash equivalents and did not hold any cash equivalents as of December 31, 2022. As of December 31, 2023 and 2022 there was no restricted cash on hand.

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

The Company has elected the fair value option ("FVO") for investments in real estate debt as the Company believes fair value provides a more accurate depiction of these assets value. As of December 31, 2023, the Company's investments in real estate debt consisted of commercial mortgage loans secured by real estate assets and real estate-related securities. The Company generally determines the fair value of its investments in real estate debt by utilizing third-party pricing service providers whenever available.

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

The following table details the Company's assets measured at fair value on a recurring basis ($ in thousands):

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Investments in real estate debt	$—	$25,321	$302,868	$328,189

The following table details the Company's assets measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

	Investments in Real Estate Debt	Total
Balance as of December 31, 2022	$—	$—
Originations, acquisitions, and add on fundings	302,668	302,668
Included in net income:
Unrealized gain from investments in real estate debt	200	200
Balance as of December 31, 2023	$302,868	$302,868

The following table contains the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy ($ in thousands):

	December 31, 2023
	Fair Value	Valuation Technique	Unobservable Inputs	Rate Range	Impact to Valuation from an Increase in Input
Assets:
Investments in real estate debt	$302,868	Discounted cash flow	Discount rate	8.41%-10.00%	Decrease

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

The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant. The Company also considers an allocation of purchase price of other acquired intangibles, including acquired in-place leases that may have a customer relationship intangible value, including (but not limited to) the nature and extent of the existing relationship with the tenants, the tenants' credit quality and expectations of lease renewals.

The estimated fair value of acquired in-place leases is the costs the Company would have incurred to lease the properties to the occupancy level of the properties at the date of acquisition. Such estimates include the fair value of leasing commissions, legal costs, and other direct costs that would be incurred to lease the properties to such occupancy levels. Additionally, the Company evaluates the time period over which such occupancy levels would be achieved. Such evaluation includes an estimate of the net market-based rental revenues and net operating costs (primarily consisting of real estate taxes, insurance and utilities) that would be incurred during the lease-up period. Acquired in-place leases as of the date of acquisition are amortized over the remaining lease terms. The amortization of in-place lease intangibles is recorded in depreciation and amortization expense on the Company's consolidated statements of operations.

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

The Company's investments in real estate are stated at cost and are generally depreciated on a straight-line basis over the estimated useful lives of the assets as follows:

Description	Depreciable Life
Buildings	39 - 50 years
Buildings and land improvements	10 - 15 years
Lease intangibles and leasehold improvements	Lease term

Significant improvements to properties are capitalized, whereas, repairs and maintenance expenses at the Company's properties are expensed as incurred and included in real estate operating expense on the Company's consolidated statements of operations. When an asset is sold, the cost and related accumulated depreciation are removed from the accounts with the resulting gain or loss reflected in the Company's results of operations for the period.

Real estate assets are evaluated for impairment on a quarterly basis. The Company considers the following factors when performing its impairment analysis: (1) management, having the authority to approve the action, commits to a plan to sell the asset; (2) significant negative industry and economic outlook or trends; (3) expected material costs necessary to extend the life or operate the real estate asset; and (4) its ability to hold and dispose of the real estate asset in the ordinary course of business. A real estate asset is considered impaired when the sum of estimated future undiscounted cash flows to be generated by the real estate asset over the estimated remaining holding period is less than the carrying value of such real estate asset. An impairment charge is recorded equal to the excess of the carrying value of the real estate asset over the fair value. When determining the fair value of a real estate asset, the Company makes certain assumptions including, but not limited to, consideration of projected operating cash flows, comparable selling prices and projected cash flows from the eventual disposition of the real estate asset based upon its estimate of a capitalization rate and discount rate. As of December 31, 2023, the Company had not recorded any impairments on its investments in real estate.

Investments in Real Estate Debt

The Company's investments in real estate debt consist of commercial mortgage loans secured by real estate and real estate-related securities. The real estate-related securities are classified as available-for-sale securities. The Company has elected the FVO for its commercial mortgage loans secured by real estate and its real estate-related securities. As such, in both instances, the unrealized gain or loss associated with holding these investments at fair value are recorded as a component of income from investments in real estate debt on the Company's consolidated statement of operations. For the year ended December 31, 2023, the Company recorded $0.2 million of unrealized gain on its investments in real estate debt.

Interest income from the Company's investments in real estate debt is recognized over the life of each investment using the effective interest method and is recorded on the accrual basis. Recognition of premiums and discounts associated with these investments is deferred and recorded over the term of the investment as an adjustment to yield. Upfront costs and fees related to items for which the FVO is elected are recognized in earnings as incurred and are not deferred. Interest income, upfront costs and fees are recorded as components of income from investments in real estate debt on the Company's consolidated statements of operations.

Commercial mortgage loans that are significantly past due may be placed on non-accrual status if the Company determines it is probable that it will not collect all payments which are contractually due. When a loan is placed on non-accrual status, interest is only recorded as interest income when it is received. A loan may be placed back on accrual status if the Company determines it is probable that it will collect all payments which are contractually due.

Deferred Financing Costs

Costs incurred in connection with financings are capitalized and amortized over the respective financing terms and are reflected on the accompanying consolidated statement of operations as a component of interest expense.

Revenue Recognition

The Company's rental revenue consists of base rent and tenant reimbursement income arising from tenant leases at the Company's properties under operating leases. Base rent is recognized on a straight-line basis over the life of the lease, including any rent step ups or abatements. The Company accounts for base rental revenue (lease component) and common area expense reimbursement (non-lease component) as one lease component under Accounting Standards Codification 842, "Leases". Additionally, the Company also includes the non-components of its leases, such as the reimbursement of utilities, insurance and real estate taxes, within this lease component.

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

Income Taxes

The Company intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Code commencing with its taxable year ended December 31, 2023. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes its taxable income to its stockholders. REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and U.S. federal income and excise taxes on its undistributed income.

Earnings per Share of Common Stock

Basic earnings per share of common stock is computed by dividing net income or loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income or loss for the period by the weighted average number of shares of common stock and common stock equivalents outstanding (unless their effect is anti-dilutive) for the period. As there were no common stock equivalents outstanding during the year ended December 31, 2023, and the period from February 18, 2022 (date of initial capitalization) through December 31, 2022, the calculation of basic and diluted earnings per share are equal.

Organization and Offering Expenses

The Adviser has agreed that it and/or its affiliates will advance organization and offering expenses on behalf of the Company (including legal, accounting, and other expenses attributable to the Company's organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) through December 22, 2023, the first anniversary of the escrow break for the Offering. The Company will reimburse the Adviser and its affiliates for all such advanced expenses ratably over a 60-month period beginning on December 22, 2024.

Organization costs are expensed as incurred and recorded as expenses on the Company's consolidated statement of operations and offering costs are charged to equity as such amounts are incurred. As of December 31, 2023, the Adviser and its affiliates had incurred organization and offering costs on the Company's behalf of $7.9 million, consisting of offering costs of $6.4 million and organization costs of $1.5 million. As of December 31, 2022, the Adviser and its affiliates had incurred $6.6 million of organization and offering costs on the Company's behalf, consisting of $5.1 million of offering costs and $1.5 million of organization costs. Such costs became the Company's liability on December 22, 2022, the date on which the proceeds from the Offering were released from escrow. These organization and offering costs are recorded as a component of due to affiliates on the Company's consolidated balance sheet.

Apollo Global Securities, LLC (the "Dealer Manager"), a registered broker-dealer affiliated with the Adviser, serves as the dealer manager for the Offering. The Dealer Manager is entitled to receive selling commissions and dealer manager fees based on the transaction price of each applicable class of shares sold in the primary offering. The Dealer Manager is also entitled to receive a stockholder servicing fee based on the aggregate NAV of the Company's outstanding Class S shares, Class D shares, Class F-S shares and Class F-D shares.

The following table details the selling commissions, dealer manager fees, and stockholder servicing fees for each applicable share class as of December 31, 2023:

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

The Dealer Manager has entered into agreements with selected dealers that agree to distribute the Company's shares in the Offering, which will provide, among other things, for the reallowance of the full amount of the selling commissions and stockholder servicing fees to such selected dealers. The Company will cease paying the stockholder servicing fee with respect to any Class S share, Class D share, Class F-S share, or Class F-D share held in a stockholder's account at the end of the month in which the total selling commissions, dealer manager fees and stockholder servicing fees paid with respect to such shares would exceed, in the aggregate, 8.75% of the gross proceeds from the sale of such share. There will not be a stockholder servicing fee, upfront selling commission or dealer manager fee with respect to Class I shares, Class F-I shares, Class A-I shares, Class A-II shares, and Class A-III shares. The Company will accrue the cost of the stockholder servicing fee as an offering cost at the time of each Class S share, Class D share, Class F-S share, and Class F-D share is sold during the primary offering. As of December 31, 2023, the Company had not sold any of those share classes and as such has not accrued for any stockholder servicing fees.

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

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" ("ASU 2023-07"). ASU 2023-07 intends to improve reportable segment disclosure requirements, enhance interim disclosure requirements and provide new segment disclosure requirements for entities with a single reportable segment. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods with fiscal years beginning after December 15, 2024. ASU 2023-07 is to be adopted retrospectively to all prior periods presented. The Company is currently assessing the impact this guidance will have on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09 "Improvements to Income Tax Disclosures" ("ASU 2023-09"). ASU 2023-09 intends to improve the transparency of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company is currently assessing the impact of this guidance, however, it does not expect a material impact to its consolidated financial statements.

Note 3 — Investments in Real Estate

Investments in real estate, net consisted of the following ($ in thousands):

December 31, 2023
Building and building improvements	$132,792
Land and land improvements	22,707
Tenant improvements	621
Total	156,120
Accumulated depreciation	(1,607)
Investment in real estate, net	$154,513

During the year ended December 31, 2023, the Company acquired the following properties, that qualified as asset acquisitions ($ in thousands):

	Property Type	Acquisition Date	Purchase Price
Rickenbacker	Industrial	January 2023	$49,214
16000 Pines	Retail	August 2023	56,715
Hallmark	Industrial	October 2023	65,403
Total acquisitions			$171,332

As of December 31, 2022, the Company had not acquired any properties.

The following table summarizes the purchase price allocation for the properties acquired during the year ended December 31, 2023 ($ in thousands):

Amount
Building and building improvements	$132,792
Land and land improvements	22,707
In-place lease intangibles	26,363
Above-market lease intangibles	325
Below-market lease intangibles	(10,855)
Total purchase price	$171,332

Intangible assets are recorded in other assets on the accompanying consolidated balance sheet. The intangibles of the properties are amortized over the remaining lease terms that they were derived from. As a result, the Company's intangibles have a weighted average amortization period of approximately 13 years.

Note 4 — Investments in Real Estate Debt

The following table details the Company's investments in real estate debt as of December 31, 2023 ($ in thousands):

	December 31, 2023
Type of Investment in Real Estate Debt	Number of Positions	Weighted Average Coupon(1)	Weighted Average Maturity Date (2)	Face Amount	Cost Basis	Fair Value
Commercial real estate loan	11	9.1%	September 2027	$252,868	$252,668	$252,868
Mezzanine loan	1	10.0%	September 2026	50,000	50,000	50,000
Real estate-related securities	14	7.0%	May 2037	25,811	25,314	25,321
Total Investments in real estate debt	26	9.3%	April 2028	$328,679	$327,983	$328,189

____________

(1)
Based on applicable benchmark rates as of December 31, 2023.
(2)
Weighted average maturity date is based on fully extended maturity.

The Company did not hold any investments in real estate debt as of December 31, 2022.

All of the Company's real estate-related securities have maturity dates greater than ten years from December 31, 2023.

The table below details the type of properties securing the loans in the Company's portfolio as of December 31, 2023 ($ in thousands):

	December 31, 2023
Property Type	Fair Value	% of Portfolio
Multifamily	$110,670	36.6%
Industrial	91,292	30.1%
Hotel	48,795	16.1%
Data Center	40,651	13.4%
Self-Storage	8,884	2.9%
Other(1)	2,576	0.9%
Total	$302,868	100.0%

____________

(1)
Other property types represents productions studio.

The table below details the geographic distribution of the properties securing the loans in the Company's portfolio as of December 31, 2023 ($ in thousands):

	December 31, 2023
Geographic Location	Fair Value	% of Portfolio
Northeast	$169,829	56.1%
Mid-Atlantic	44,166	14.6%
West	32,841	10.8%
Southeast	27,582	9.1%
Southwest	18,400	6.1%
Midwest	10,050	3.3%
Total	$302,868	100.0%

The total income from investments in real estate debt disclosed on the Company's consolidated statement of operations relates to interest income, upfront fees recognized, and unrealized gain on these investments in real estate debt. For the year ended December 31, 2023, the Company recorded $0.2 million of unrealized gains on its investments in real estate debt.

Note 5 — Other Assets

The following table details the components of the Company's other assets at the dates indicated ($ in thousands):

	December 31, 2023	December 31, 2022
Real estate intangibles, net	$25,734	$—
Deposits	—	5,000
Straight-line rent receivable	1,425	—
Interest receivable	1,727	—
Other	1,821	—
Deferred financing costs, net	1,057	—
Total	$31,764	$5,000

Note 6 — Intangibles

The Company did not have any intangible assets as of December 31, 2022. The gross carrying amount and accumulated amortization of the Company's intangible assets consisted of the following as of December 31, 2023 ($ in thousands):

December 31, 2023
Intangible assets:
In-place lease intangibles	$26,363
Above-market lease intangibles	325
Total intangible assets	26,688
Accumulated amortization:
In-place lease amortization	(937)
Above-market lease amortization	(17)
Total real estate intangible assets, net	$25,734
Intangible liabilities
Below-market lease intangibles	$(10,855)
Total intangible liabilities	(10,855)
Accumulated amortization:
Below-market lease amortization	226
Total real estate intangible liabilities, net	$(10,629)

The estimated future amortization on the Company's intangibles for each of the next five years and thereafter as of December 31, 2023, is as follows ($ in thousands):

	In-Place Lease Intangibles	Above-Market Intangibles	Below-Market Intangibles
2024	2,155	29	(775)
2025	2,126	29	(775)
2026	2,126	29	(775)
2027	2,126	29	(775)
2028	2,093	29	(756)
Thereafter	14,800	163	(6,773)
	$25,426	$308	$(10,629)

Note 7 — Leases

Lessor

The Company's rental revenue consists of rent earned from the operating leases at the Company's industrial and retail properties. The leases at the Company's industrial and retail properties generally includes a fixed base rent, subject to annual step-ups, and a variable component. The variable component of the Company's operating leases primarily consists of the reimbursement of operating expenses such as real estate taxes, insurance, and common area maintenance costs.

The Company had no leases as of December 31, 2022.

The following table summarizes the fixed and variable components of the Company's operating lease for the year ended December 31, 2023 ($ in thousands):

Year Ended December 31, 2023
Fixed lease payments	$5,879
Variable lease payments	824
Lease Revenue	$6,703
Above- and below-market lease amortization, net	209
Rental Revenue	$6,912

The following table presents the undiscounted future minimum rents the Company expects to receive for its industrial and retail properties as of December 31, 2023 ($ in thousands):

Year	Future Minimum Rents
2024	$10,813
2025	10,952
2026	11,214
2027	11,531
2028	11,802
Thereafter	84,314
Total	$140,626

Note 8 — Mortgage Notes

During the year ended December 31, 2023 the Company obtained a $36.0 million, non-amortizing, mortgage loan secured by one of its real estate equity properties. The loan has a fixed interest rate of 6.05% and a five year term with a maturity date in November 2028. There have been no repayments on this mortgage loan during the year ended December 31, 2023. The mortgage is held net of deferred financing cost of $0.5 million, of which $15 thousand has been amortized as of December 31, 2023. The Company is in compliance with all covenants as of December 31, 2023.

Note 9 — Secured Financings on Investments in Real Estate Debt

During October 2023, certain indirect subsidiaries (the "Sellers") of the Company entered into a Master Repurchase Agreement (the "JPM Repurchase Agreement") with JPMorgan Chase Bank, National Association (the "Buyer"). The JPM Repurchase Agreement provides for a maximum aggregate purchase price of $250.0 million and has a three-year term plus two one-year extension options (the "JPM Repurchase Facility"). Subject to the terms and conditions thereof, the JPM Repurchase Agreement provides for the purchase, sale and repurchase of senior mortgage loans and participation interests in performing senior mortgage loans satisfying certain conditions set forth in the JPM Repurchase Agreement. The Operating Partnership has agreed to provide a limited guarantee of the obligations of the Sellers under the JPM Repurchase Agreement. As of December 31, 2023, there are no outstanding borrowings under the JPM Repurchase Agreement and the Company is in compliance with all associated covenants.

The Company incurred $1.2 million in costs associated with the JPM Repurchase Facility that are recorded in other assets in the consolidated balance sheet net of $0.2 million of amortization.

Note 10 — Other Liabilities

The following table details the components of the Company's other liabilities at the date indicated ($ in thousands):

December 31, 2023
Below market lease intangibles, net	$10,629
Distribution payable	1,900
Accounts payable and accrued expenses	1,816
Real estate taxes payable	61
Total	$14,406

Note 11 — Related Party Transactions

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

The Special Limited Partner holds a performance participation interest in the Operating Partnership that entitles it to receive an allocation from the Operating Partnership on Class S shares, Class D shares, and Class I shares equal to 12.5% of the annual Total Return, subject to a 5% annual Hurdle Amount and a High Water Mark, with a Catch-Up (each term as defined in the limited partnership agreement of the Operating Partnership, by and among the Company, as general partner, the Special Limited Partner and the limited partners party thereto from time to time (as amended, restated or otherwise modified from time to time, the "Limited Partnership Agreement")). On Class F-S shares, Class F-D shares, and Class F-I shares, the Special Limited Partner is entitled to receive an allocation equal to 9.0% of the annual Total Return, subject to a 5% annual Hurdle Amount and a High Water Mark, with a Catch-Up (each term as defined in the Limited Partnership Agreement). Such allocation will accrue monthly and be paid annually. There will not be a performance participation interest with respect to Class A-I shares, Class A-II shares, Class A-III shares, and Class E shares. The performance participation interest will be paid, at the Adviser's election, in cash,

Class E shares, Class E units or any combination thereof. During the year ended December 31, 2023, the Company accrued $0.6 million of performance participation allocation.

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

The Company has engaged Nations Land Services, L.P. ("Nations"), a title agent company in which Apollo has a majority ownership. Nations acts as a title agent in facilitating and issuing title insurance in connection with investments by the Company, affiliates, and related parties, and third parties. Apollo receives distributions from Nations in connection with investments by the Company based on its equity interest in Nations. In each case, there will be no related offset to the Company. During the year ended December 31, 2023, the Company incurred $33 thousand of expenses for services provided by Nations.

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

From time to time, the Company makes co-investments in commercial mortgage loans alongside Apollo affiliates. As of December 31, 2023, all of the Company's investments in commercial mortgage loans were pari-passu co-investments with Apollo affiliates.

The Company may also offer Class E shares, which will only be available to certain of Apollo's affiliates and employees, in one or more private placements. These shares are not being offered to the public pursuant to the Offering and will not incur any upfront selling costs, ongoing servicing costs, management fee or performance participation allocation.

On February 18, 2022, the Company was capitalized with a $0.2 million investment by Apollo ARIS Holdings LLC, an indirect wholly-owned subsidiary of Apollo, in exchange for 10,000 shares of Class I common stock. On November 11, 2022, 10,000 shares of Class I common stock held by Apollo ARIS Holdings LLC were exchanged for 10,000 shares of Class F-I common stock. Apollo ARIS Holdings LLC has elected to reinvest the dividends declared on its shares, which has corresponded to the issuance of 279 of additional Class F-I shares in lieu of cash for the dividends paid during the year ended December 31, 2023.

On November 29, 2022, the Company and the Operating Partnership entered into a subscription agreement with an affiliate of Apollo to issue 5,000,000 Class A-I units for the aggregate consideration of $100.0 million. In May 2023 such affiliate of Apollo elected to reinvest its dividends. In connection with such dividend reinvestment, the Company issued 120,790 Class A-I units in lieu of cash for the dividends paid during the year ended December 31, 2023.

Due to Affiliates

The following table details the Company's expenses that are due to its Adviser ($ in thousands):

	December 31, 2023	December 31, 2022
Organization and offering	$7,906	$6,620
General and administrative	6,895	1,678
Management fee payable	468	—
Accrued performance participation allocation	562	—
Total	$15,831	$8,298

Organization and Offering Expenses

The Adviser has advanced $7.9 million of organization and offering expenses (including legal, accounting, and other expenses attributable to the Company's organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) on behalf of the Company through December 22, 2023, the first anniversary of the escrow break for the Offering. The Company will reimburse the Adviser for all such advanced costs ratably over a 60 month period beginning on December 22, 2024.

General and Administrative Expenses

The Adviser has advanced $6.9 million of general and administrative expenses on the Company's behalf as of December 22, 2023, the first anniversary of the escrow break for the Offering. The Adviser will continue to advance certain of the Company's general and administrative expenses through December 22, 2023, the first anniversary of the escrow break for the Offering. The Company will reimburse the Adviser for all such advanced costs ratably over a 60 month period beginning on December 22, 2024.

Management Fee Payable

The Adviser is entitled to a management fee equal to 1.25% of NAV per annum, payable monthly on Class S shares, Class D shares, and Class I shares. The Adviser will be paid a management fee equal to 1.0% of NAV per annum, payable monthly on Class F-S shares, Class F-D shares, Class F-I shares, and Class A-I shares. The Adviser will be paid a management fee equal to 1.0% of NAV for Class A-II shares per annum payable monthly; and provided that, for the period of April 1, 2023 through September 1, 2026, this management fee will be reduced to 0.92% of NAV for Class A-II shares per annum payable monthly. The Adviser will be paid a management fee equal to 1.0% of NAV for Class A-III shares per annum payable monthly; and provided that, for the period of April 1, 2023 through January 2, 2027, this management fee will be reduced to 0.85% of NAV for Class A-III shares per annum payable monthly. The management fee will be paid, at the Adviser's election, in cash, Class E shares, Class E units or any combination thereof. During the year ended December 31, 2023, the Company incurred $3.4 million of management fees.

During the year ended December 31, 2023, the Company issued 99,410 Class E shares and 45,687 Class E units to the Adviser as payment for its management fee. The shares and Operating Partnership units issued to the Adviser for payment of the management fee were issued at the applicable NAV per share/unit at the end of each month for which the fee was earned, in reliance upon the exemption from registration set forth in Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act"). The Adviser did not submit any repurchase requests for any shares or Operating Partnership units previously issued as payment for the management fee during the year ended December 31, 2023.

The Adviser has elected to reinvest the dividends declared on the shares and Operating partnership units issued for its management fee. In connection with such dividend reinvestment, the Company issued 1,349 Class E shares and 859 Class E units to the Adviser in lieu of cash for the dividends paid during the year ended December 31, 2023.

Note 12 — Economic Dependency

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

Note 13 — Share Based Payments

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

The following table summarizes the grants, vesting and forfeitures of restricted common stock during the year ended December 31, 2023:

Type	Restricted Stock	Grant Date Fair Value ($ in thousands)
Outstanding as of December 31, 2022	—
Granted	4,948	$100
Vested	—	—
Forfeiture	—	—
Outstanding as of December 31, 2023	4,948	100

Restricted Stock Grants

During the year ended December 31, 2023, the Company issued 4,948 Class E shares to the independent directors of the Company's board of directors to cover the restricted stock portion of the annual base director's fee for the independent directors' services to the Company. The fair value of these shares was determined using the most recently available NAV and they are subject to a one year vesting period.

During the year ended December 31, 2023, the Company recorded $75 thousand of restricted stock amortization as general and administrative expenses in the consolidated statement of operations. There are three months of remaining amortization related to the grants of restricted stock, which represents unrecognized compensation cost of $25 thousand as of December 31, 2023.

Note 14 — Equity

Authorized Capital

The Company is authorized to issue preferred stock and ten classes of common stock consisting of Class S shares, Class D shares, Class I shares, Class F-S shares, Class F-D shares, Class F-I shares, Class A-I shares, Class A-II shares, Class A-III shares, and Class E shares. The differences among the classes of common stock relate to upfront selling commissions, dealer manager fees, and ongoing stockholder servicing fees, as well as varying management and performance participation allocations. See "Note 11 — Related Party Transactions" for additional information.

As of December 31, 2023 and December 31, 2022, the Company had the following classes of common stock authorized, issued and outstanding:

	December 31, 2023		December 31, 2022
Classification	Shares Authorized	Shares Issued and Outstanding	Shares Authorized	Shares Issued and Outstanding
Preferred Stock, $0.01 par value per share	100,000,000	—	100,000,000	—
Class S Shares, $0.01 par value per share	100,000,000	—	100,000,000	—
Class D Shares, $0.01 par value per share	100,000,000	—	100,000,000	—
Class I Shares, $0.01 par value per share	100,000,000	—	100,000,000	—
Class F-S Shares, $0.01 par value per share	100,000,000	—	100,000,000	—
Class F-D Shares, $0.01 par value per share	100,000,000	—	100,000,000	—
Class F-I Shares, $0.01 par value per share	100,000,000	4,820,377	100,000,000	1,823,750
Class A-I Shares, $0.01 par value per share	100,000,000	17,016,652	100,000,000	—
Class A-II Shares, $0.01 par value per share	100,000,000	—	100,000,000	—
Class A-III Shares, $0.01 par value per share	100,000,000	—	100,000,000	—
Class E Shares, $0.01 par value per share	100,000,000	105,707	100,000,000	—
Total	1,100,000,000	21,942,736	1,100,000,000	1,823,750

Common Stock

The following table details the movement in the Company's outstanding shares of common stock:

	Class I	Class F-I	Class A-I	Class E
Beginning balance, February 18, 2022 (date of initial capitalization)	10,000	—	—	—
Common stock transferred	(10,000)	10,000	—	—
Common stock issued		1,813,750
December 31, 2022	—	1,823,750	—	—
Common stock issued	—	13,147,002	6,882,222	104,358
Repurchase of common stock	—	—	(7,389)	—
Share class transfer	—	(10,185,344)	10,126,324	—
Dividend reinvestment	—	34,969	15,496	1,349
December 31, 2023	—	4,820,377	17,016,652	105,707

On April 4, 2023 (the "Exchange Date"), approximately 5,162,941 Class F-I shares were exchanged for approximately 5,152,707 Class A-I shares at an exchange rate based on the NAV per share/unit for the Company's Class F-I shares and Class A-I units as of the Exchange Date.

On November 2, 2023 (the "Second Exchange Date"), approximately 5,022,403 Class F-I shares were exchanged for approximately 4,973,617 Class A-I shares at an exchange rate based on the NAV per share/unit for the Company's Class F-I shares and Class A-I units as of the Second Exchange Date.

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

The following table details the aggregate distributions declared for each applicable class of common stock:

	Year Ended December 31, 2023
	Class F-I	Class A-I	Class E
Aggregate gross distribution declared per share of common stock	$0.7810	$0.7810	$0.7810
Management fee per share of common stock	(0.1510)	(0.1510)	—
Net distribution declared per share of common stock	$0.6300	$0.6300	$0.7810

Repurchases

During the year ended December 31, 2023, the Company repurchased 7,389 of Class A-I shares pursuant to the Company's share repurchase plan for an aggregate amount of $0.2 million. The Company had no unfulfilled repurchase requests during the year ended December 31, 2023.

Redeemable Non-Controlling Interest

In connection with its management fee, the Adviser has elected to receive Class E units. See Note 11 — Related Party Transactions for additional information on the Advisers interest. In November 2023, the Limited Partnership Agreement was updated to enable the Adviser to redeem their Class E units for Class E shares or cash at its election. As of that date the Company has classified these Class E units as redeemable non-controlling interest in mezzanine equity on the Company's consolidated balance sheet. The Redeemable non-controlling interest is recorded at the greater of the carrying amount, adjusted for its share of the allocation of income or loss and dividends, or the redemption value, which is equivalent to fair value, of such Operating Partnership units at the end of each measurement period.

The following table details the redeemable non-controlling interest activity related to the Adviser for the year ended December 31, 2023 ($ in thousands):

Adviser
Fair Value at November 8, 2023	$779
Settlement of management fees	176
GAAP income allocation	13
Distributions	(8)
Reinvestment of distributions	7
Fair value allocation	-
Balance at December 31, 2023	$967

As of December 31, 2023 the carrying value of the redeemable non-controlling interest approximated the fair value.

Non-Controlling Interests - Operating Partnership Unitholders

Operating Partnership units are subject to the same fees as the corresponding classes of common stock and do not have any preferential rights relative to the Company's interest in the Operating Partnership.

On December 22, 2022, the Company issued 5,000,000 Class A-I units to an affiliate of Apollo for the aggregate consideration of $100.0 million in a private placement.

During the year ended December 31, 2023, the Company issued 45,687 Class E units, to the Adviser for the management fee earned on the Operating Partnership units issued to an affiliate of Apollo, mentioned above.

Currently all Operating Partnership unitholders have elected to reinvest their dividends. In connection with such dividend reinvestment, the Company issued 120,790 Class A-I and 859 Class E units in lieu of cash for the dividends paid during the year ended December 31, 2023.

Note 15 — Earnings per Share

The Company's net income (loss) and weighted average number of shares outstanding for the years ended December 31, 2023, and the period February 18, 2022 (date of initial capitalization) through December 31, 2022, consists of the following (in thousands except per share information):

Basic and Diluted Net Income (Loss) per Share Attributable to ARIS Stockholders	Year Ended December 31,	For the Period February 18, 2022 (date of initial capitalization) through December 31,
	2023	2022
Numerator:
Net income (loss) attributable to ARIS stockholders	$12,759	$(815)
Denominator:
Basic and diluted weighted average shares of common stock outstanding	11,851	67
Basic and diluted net income (loss) per share of common stock	$1.08	$(12.13)

Note 16 — Commitments and Contingencies

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2023 and December 31, 2022, the Company was not subject to any material litigation nor is the Company aware of any material litigation threatened against it.

As of December 31, 2023, the Company had $258.1 million of unfunded commitments related to its investments in real estate debt. The timing and amounts of funding are uncertain as these commitments relate to loans for construction costs, capital expenditures, leasing costs, interest and carry costs, among others. As such, the timing and amounts of future funding depend on the progress and performance of the underlying assets of the Company's investments in real estate debt.

Note 17 — Segment Reporting

The Company operates in two reportable segments: Real Estate and Real Estate Debt. The Company allocates resources and evaluates results based off of the performance of each segment individually. The Company believes that Segment Net Operating Income is the key performance metric that captures the unique operating characteristics of each segment.

The following table sets forth the total assets by segment as of December 31, 2023 ($ in thousands):

	Real Estate	Real Estate Debt	Other Corporate	Total
Total Assets	$183,492	$330,974	$95,205	$609,671

The following table sets forth the financial results by segment for the year ended December 31, 2023 ($ in thousands):

	Real Estate	Real Estate Debt	Other Corporate	Total
Revenue				—
Rental revenue	$6,912	$—	$—	$6,912
Total revenues	6,912	—	—	6,912
Expenses
Rental property operating	(834)	—	—	(834)
Interest expense	(554)			(554)
Total segment expenses	(1,388)	—	—	(1,388)
Income from investments in real estate debt	—	17,490	—	17,490
Segment net operating income	$5,524	$17,490	$—	$23,014
Depreciation and amortization	$(2,544)	$—	$—	$(2,544)
General and administrative				(5,380)
Management fee				(3,440)
Performance participation allocation				(562)
Other income				6,241
Net income				$17,329
Net income attributable to non-controlling interests in ARIS OP				$4,570
Net income attributable to ARIS stockholders				$12,759

The Company had no investments and therefore operated in one reportable segment as of December 31, 2022.

Note 18 — Subsequent Events

Subsequent to the year ended December 31, 2023, we originated a $85.0 million ($20.3 million funded at close) first mortgage to finance the construction of a data center in Gainesville, VA, and a $50.0 million ($45.1 million funded at close) first mortgage secured by a hotel property in Los Angeles, CA. Additionally, we funded approximately $79.7 million in add-on fundings for loans closed prior to the year ended December 31, 2023.

Schedule III — Real Estate and Accumulated Depreciation as of December 31, 2023 ($ in thousands)

_________

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(1)
Description	Location	Number of Properties	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(2)	Year Acquired
Industrial Properties:
Rickenbacker	Columbus, OH	1	$—	$1,491	$40,496	$—	$621	$1,491	$41,117	$42,608	$(883)	2023
Hallmark	Liberty, MO	1	36,000	5,515	54,114	—	—	5,515	54,114	59,629	(340)	2023
Total Industrial Properties			36,000	7,006	94,610	—	621	7,006	95,231	102,237	(1,223)
Retail Properties:
16000 Pines	Pembroke Pines, FL	1	—	15,701	38,182	—	—	15,701	38,182	53,883	(384)	2023
Total Retail Properties			—	15,701	38,182	—	—	15,701	38,182	53,883	(384)
Portfolio Total			$36,000	$22,707	$132,792	$—	$621	$22,707	$133,413	$156,120	$(1,607)
1.
As of December 31, 2023, the aggregate cost basis for tax purposes was $169.1 million.
2.
Refer to Note 2 of the Company's consolidated financial statements for details on depreciable lives.

The following table summarizes activity for real estate and accumulated depreciation for the year ended December 31, 2023 ($ in thousands):

Description	December 31, 2023
Real Estate:
Balance at the beginning of the year	$-
Additions during the year:
Land and land improvements	22,707
Building and building improvements	133,413
Dispositions during the year:
Land and land improvements	-
Building and building improvements	-
Balance at the end of the year	$156,120

Accumulated Depreciation:
Balance at the beginning of the year	$-
Accumulated depreciation	(1,607)
Dispositions	-
Balance at the end of the year	$(1,607)

Schedule IV — Mortgage Loans on Real Estate As of December 31, 2023 ($ in thousands)

Description	Number of Loans	Property Type/location	Contractual Interest Rate (1)	Maturity Date(2)	Periodic Payment	Principal Balance	Fair Value(5)
Commercial mortgage loans individually >3%(3)
Loan A		Industrial/Northeast	S+9.4%	Mar-28	Interest Only	$41,292	$41,292
Loan B		Multifamily/Northeast	S+9.7%	Oct-25	Interest Only	34,670	34,670
Loan C		Other/Mid-Atlantic	S+9.5%	Jun-28	Interest Only	40,651	40,651
Loan D		Hotel/Various	S+9.5%	Aug-26	Interest Only	25,000	25,000
Loan E		Hotel/Various	S+9.1%	Jul-28	Interest Only	23,795	23,795
Loan F		Multifamily/Northeast	S+9.%	Jun-25	Interest Only	26,000	26,000
Loan G		Multifamily/Northeast	S+8.4%	Jan-29	Interest Only	50,000	50,000

Commercial mortgage loans individually <3%(3)
First Mortgage(3)	4	Other/Various	S+8.6%-9.4%	2028	Interest Only	$11,460	$11,460
Total Commercial mortgage loans						$252,868	$252,868

Description	Number of Loans	Property Type/location	Contractual Interest Rate (1)	Maturity Date(2)	Periodic Payment	Principal Balance	Fair Value
Subordinate loans individually >3%(3)
Subordinate	1	Industrial/Various	10.0%	Sep-26	Interest Only	$50,000	$50,000
Total Subordinate loans						$50,000	$50,000
Total loans(4)						$302,868	$302,868

________

1.
Assumes applicable benchmark rates as of December 31, 2023 for all floating rate loans.
2.
Assumes all extension options are exercised.

3.
No prior tax liens or delinquent interest exists on any of the Company's commercial real estate loans.
4.
The aggregate cost for U.S. federal income tax purposes is $302.9 million.
5.
There are no delinquent principal or interest on any loan as of December 31, 2023.

The following table summarizes the changes in the balance sheet reported amount of the Company's loan portfolio during 2023 ($ in thousands):

Reconciliation of Balance Sheet Reported Amount of Loans	December 31, 2023
Balance at beginning of year	$-
Loan fundings	302,468
Loan repayments	-
Unrealized gain on fair value	200
Amortization of fees and other items	200
Balance at the close of year	$302,868

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company's reports under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to the Company's management, including its Co-Chief Executive Officers ("Co-CEOs") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K was made under the supervision and with the participation of our management, including our Co-CEOs and CFO. Based upon this evaluation, our Co-CEOs and CFO have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Co-CEOs and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our Co-CEOs and CFO and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•
pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and our expenditures are being made only in accordance with authorizations of our management and directors; and
•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Changes in Internal Control over Financial Reporting

Based on its assessment, our management believes that, as of December 31, 2023, our internal control over financial reporting are operating effectively based on those criteria. There have been no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this annual report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

As previously disclosed in the Company’s Form 8-K filed on January 8, 2024 (the "Previous 8-K"), John Calace, the Company’s Chief Financial Officer, Treasurer and Secretary, informed the Company of his intention to resign from the Company and the Company’s board of directors appointed Anastasia Mironova to the positions of the Company’s Interim Chief Financial Officer, Treasurer and Secretary, effective as of the effective date of Mr. Calace’s resignation. The Company and Mr. Calace have now agreed to set the effective date of Mr. Calace’s resignation, which was not previously determined, to be March 28, 2024. For Ms. Mironova's biography please refer to the Previous 8-K.

On March 8, 2024, Philip Mintz, the Company’s Co-Chief Executive Officer and Co-President and one of its directors, informed the Company of his intention to resign from the positions of Co-Chief Executive Officer and Co-President, effective June 30, 2024. Mr. Mintz will remain a director of the Company. The decision of Mr. Mintz to resign from the positions of Co-Chief Executive Officer and Co-President was not the result of any dispute or disagreements with the Company on any matter relating to the operations, policies or practices of the Company or its affiliates.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and officers are set forth below.

Name	Age	Position
Stuart Rothstein	58	Chairman of the Board of Directors
Philip Mintz	56	Co-Chief Executive Officer, Co-President and Director
Randy Anderson	55	Co-Chief Executive Officer, Co-President and Director
John Calace	33	Chief Financial Officer, Treasurer and Secretary
Lisa Coca	55	Independent Director
Gary Meltzer	60	Independent Director
Michael Swell	58	Independent Director
Roberta Sydney	64	Independent Director

Stuart Rothstein, 58, has been one of our directors since September 2021 and has served as Chairman of our board of directors since June 2022. Since April 2022, Mr. Rothstein has been a member of the Investment Committee of the Adviser. Since March 2012, Mr. Rothstein has been the President and Chief Executive Officer and one of the directors of Apollo Commercial Real Estate Finance, Inc. (NYSE: ARI) ("ARI"). Mr. Rothstein is also a member of the Investment Committee of ACREFI Management, LLC, an affiliate of Apollo. From September 2009 through April 2013, Mr. Rothstein served as the Chief Financial Officer, Treasurer and Secretary of ARI and from January 2022 to April 2022, he also served as the interim Chief Financial Officer, Treasurer, and Secretary of ARI. Since February 2024, Mr. Rothstein has been Chair of the board of directors of Apollo Asset Backed Credit Company LLC. Since April 2023, Mr. Rothstein has been the Chief Operating Officer—Asset Backed Finance of Apollo and since 2009, Mr. Rothstein has been a partner and the Chief Operating Officer—Real Estate of Apollo. In those roles, Mr. Rothstein is responsible for managing the day-to-day operations of the businesses as well as strategic planning, development and implementation of growth and product strategies and new business development. Mr. Rothstein previously served as the Chief Financial Officer, Treasurer and Secretary of Apollo Residential Mortgage, Inc. (NYSE: AMTG) from July 2011 through January 2014. Prior to joining Apollo in 2009, Mr. Rothstein was a Co-Managing Partner of Four Corners Properties, a privately held real estate investment company. Previously, he was employed by KKR Financial Advisors, LLC, RBC Capital Markets, Related Capital Company and Spieker Properties, Inc. Mr. Rothstein graduated from the Schreyer Honors College at the Pennsylvania State University with a BS in Accounting and received an MBA from the Stanford University Graduate School of Business. Mr. Rothstein was selected to serve on our board of directors because of the strategic leadership and business judgment he has demonstrated in his various leadership roles with Apollo and his extensive managerial and executive experience.

Philip Mintz, 56, has served as our Co-Chief Executive Officer, Co-President and has been one of our directors since June 2022. Since April 2022, Mr. Mintz has been a member of the Investment Committee of the Adviser. Mr. Mintz is also a Partner at Apollo, where he leads real estate investing efforts in the United States. Mr. Mintz joined Apollo in 2015, following Apollo's acquisition of Venator Real Estate Capital Partners, the firm which Mr. Mintz founded in 2013 and the manager of the $1 billion Trophy Property Development Fund ("TPD"). Beginning in 2012 and until 2013, Mr. Mintz served as Chief Investment Officer of Winnington Capital in Hong Kong, the prior manager of TPD. Mr. Mintz currently serves on the board of directors, among others, of Shanghai Weixin Enterprise Company Limited and MaxCap Group Pty Ltd, since January 2018 and October 2021, respectively. Previously, he was the Chief Investment Officer of Asia Pacific Land, a Tokyo based real estate investment manager with offices in Tokyo, Hong Kong, Shanghai and Taipei. Mr. Mintz was previously a Partner at Warburg Pincus, where he initiated the Asian real estate investing efforts and deployed over $800 million in equity. He was also the Chief Executive Officer of General Electric Real Estate Asia, where he led a team of 300 employees throughout the region and managed assets in excess of $4 billion. Mr. Mintz holds a BA in Political Science from Duke University, a JD from Fordham University, and an MBA from New York University. Mr. Mintz was selected to serve on our board of directors because of his extensive executive experience and real estate investment expertise.

Dr. Randy Anderson, 55, has served as our Co-Chief Executive Officer, Co-President and has been one of our directors since June 2022. Since June 2022, Dr. Anderson has also been a member of the Investment Committee of the Adviser. Since May 2022, Dr. Anderson has been a Partner at Apollo. Dr. Anderson has served as a Portfolio Manager and Chairman of the Board of Trustees of Apollo Diversified Real Estate Fund (formerly known as Griffin Institutional Access Real Estate Fund), Apollo's affiliate, since inception in 2014, and additionally as President since May 2022. Dr. Anderson has also been a member of the Investment Committee of Apollo Real Estate Fund Adviser, LLC, the investment adviser to Apollo Diversified Real Estate Fund, since its formation in 2014. Between January 2021 and May 2022, he also served as Chief Executive Officer of Griffin Capital Asset Management Company, LLC. Previously, from 2015 and until December 2020, Dr. Anderson was President of Griffin Capital Asset Management Company, LLC. Between 2012 and 2013, Dr. Anderson held several executive positions at Bluerock Real Estate LLC, including as a founding partner and Portfolio Manager of the Bluerock Total Income Plus Real Estate Fund. In 2007, Dr. Anderson was President, Chief Executive Officer, and Founding Partner of Franklin Square Capital Partners, where he helped establish, strategically organize, and capitalize the firm. Formerly, Dr. Anderson served as Chief Economist for CNL Financial Group, Divisional President for CNL Real Estate Advisors, Chief Economist and Director of Research for Marcus and Millichap, and Vice President of Research for Prudential Real Estate Advisors. Dr. Anderson served as the Howard Phillips Eminent Scholar Chair and Professor of Real Estate at the University of Central Florida between 2008 and 2013, where he established the Professional MS in Real Estate program. While at the University of Central Florida, Dr. Anderson was a member of the University Foundation Investment Sub-Committee which provides investment advice for the endowment, was the academic member of the Florida Association of Realtors Education Foundation Advisory Board,

and was an ex-officio board member of the Central Florida Commercial Association of Realtors. Dr. Anderson is a former co-editor of the Journal of Real Estate Portfolio Management and the Journal of Real Estate Literature. Dr. Anderson received the Kinnard Young Scholar Award from the American Real Estate Society, an award which recognizes outstanding real estate scholarship for young academics, served as the Executive Director for the American Real Estate Society, was named a Homer Hoyt Fellow and a NAIOP Distinguished Fellow, and has been invited to guest lecture at leading global universities. Dr. Anderson received his BA in Finance from North Central College in 1991 and holds a Ph.D. in Finance from the University of Alabama, where he graduated with highest distinction in 1996. Dr. Anderson was selected to serve on our board of directors because of his extensive professional and academic expertise in real estate and finance.

John Calace, 33, has served as our Chief Financial Officer, Treasurer and Secretary since April 2022. Mr. Calace is a Director of Finance at Apollo, our sponsor, where he has led accounting and financial reporting on the Apollo real estate debt accounting team since June 2017. Mr. Calace is responsible for managing the day-to-day accounting function as well as quarterly and annual financial and regulatory reporting and has played an integral role in building and developing the team. Prior to joining Apollo, from June 2015 until June 2017, Mr. Calace focused on accounting and financial reporting for non-traded vehicles at Prospect Capital Management. Previously, he served as a financial statement auditor in PricewaterhouseCoopers LLP's financial services group. Mr. Calace graduated from Hofstra University with a BBA in Accounting. He is a Certified Public Accountant in the State of New York.

Lisa Coca, 55, has been one of our directors since June 2022. Between February 2021 and December 2022, Ms. Coca served as an independent director and Chair of the audit committee for Broadscale Acquisition Corp. (NASDAQ: SCLE). Ms. Coca has also been a Partner at Toyota Ventures since September 2021, where she leads the firm's Climate Fund, which focuses on investing in carbon neutrality solutions. Between December 2019 and April 2021, Ms. Coca served as a managing director and entrepreneur-in-residence for Intel Corporation's (NASDAQ: INTC) Emerging Growth & Incubations Division, leading teams responsible for creating new business plans. Ms. Coca was also a founding member of GE Ventures, where she launched and led the Enterprise Software Investment practice as well as the EDGE program between 2012 and April 2019. Between 2005 and 2011, Ms. Coca worked in a variety of roles at GE Real Estate, first as Managing Director for the Commercial Initiatives Group, identifying and developing new investment opportunities, then as the Global Sustainability and Ecomagination Leader, focusing on leveraging technology and operating best practices to reduce the environmental impact of the firm's assets, and most recently as Vice President for Sustainability for GECRE International. Formerly, Ms. Coca also served as Director at Deutsche Bank's DB Real Estate division, managing distribution and investor relations for mezzanine debt and real estate opportunity funds. Ms. Coca currently serves on the boards of directors of Alora, a privately held ocean agriculture company, and Yard Stick PBC, a private soil carbon measurement technology company, since July 2023 and August 2023, respectively. She also serves on the Board of Trustees of the Girls' Middle School and previously served on the board of directors of BizWorld.org, a non-profit fostering entrepreneurship in children. Ms. Coca graduated with Honors from the University of Pennsylvania's Wharton School and earned an MBA from the Stanford Graduate School of Business. Ms. Coca was selected to serve on our board of directors because of her considerable experience in business development, real estate and board oversight.

Gary Meltzer, 60, has been one of our directors since June 2022. Since October 2020, Mr. Meltzer has served as Executive Advisor, Consultant and Investor at Harris Ariel Advisory LLC, where he provides business advisory services to early stage companies focusing on strategy, governance, operations, finance and risk. Between 1985 and September 2020, Mr. Meltzer served in a variety of roles at PricewaterhouseCoopers LLP ("PwC"), including most recently as the Managing Partner responsible for PwC's Bay Area and Northwest Market and as a member of PwC's Extended Leadership Team. Prior to his latest positions at PwC, Mr. Meltzer was a member of PwC's Financial Services Leadership Team from 2010 to 2016, leading the Asset and Wealth Management sector. Mr. Meltzer currently serves on the boards of directors of American Century Mutual Funds (Equity) and ExcelFin Acquisition Corp. (NASDAQ: XFIN) since December 2022 and October 2021, respectively, and serves as the chair of the audit committee of ExcelFin Acquisition Corp. Mr. Meltzer also serves as a Senior Advisor to Pontoro Inc., an Advisory Board Member of the Binghamton University School of Management, and a Founding Member of the Children's Heart Fund at Mount Sinai Health System in New York. He previously served as a member of the Leadership Council for Tipping Point Community and as a member of the board of directors and the executive committee for the Bay Area Council. Mr. Meltzer received a BS in Accounting from Binghamton University and is a Certified Public Accountant in the state of New York. Mr. Meltzer was selected to serve on our board of directors because of his strong background in public accounting and auditing.

Michael Swell, 58, has been one of our directors since June 2022. From 2007 to December 2021, Mr. Swell was a Partner and Managing Director of Goldman Sachs Asset Management, where he served as Head of Global Fixed Income Portfolio Management and Head of U.S. Fixed Income. Prior to joining Goldman Sachs Asset Management, Mr. Swell was Head of Fixed Income of Friedman, Billings, Ramsey Group from 2004 to 2007, where he founded the mortgage fixed income sales, trading and underwriting division. From 1993 to 2004, Mr. Swell served as Head of Securities Sales and Trading Group at Freddie Mac, where he oversaw the trading, sales and risk management aspects of its mortgage trading arm. Mr. Swell currently serves as a strategic advisor for Artist Verified, Inc. (February 2023 to present), a member of the advisory board of Vested, Inc., a venture capital investment firm (July 2023 to present), and as an independent director of the Trust Company of the West/Met West 1940 Act Mutual Fund Complex, a mutual fund company (March 2024 to present). Mr. Swell graduated cum laude from Brandeis University, with both a BA in Politics and Economics and an MA in International Economics and Finance. Mr. Swell was selected to serve on our board of directors because of his significant professional and management experience and strong background in finance.

Roberta Sydney, 64, has been one of our directors since June 2022. Since March 2023, Ms. Sydney has served as chair of the board of directors for Buttcon Holdings, a Canadian construction company. Ms. Sydney founded a commercial real estate development company, Sydney Associates, Inc. in 1999 and oversaw the acquisition, development, financing, and selective divestment of real estate assets until 2019. She also served as Principal at State Street Global Advisors from 1997 to 1999 while also taking over and leading a family construction company, Sydney Construction, Inc., during the same period. From 1993 to 1996, she served as Senior Vice President, Consumer Lending and Mortgage at BayBank, focusing on asset management and mortgage originations. Ms. Sydney previously served chair of the board of directors and chair of the nominating and governance committee for HEI Civil, a heavy civil construction general contractor, and as as an independent director and the compensation committee chair on the board of directors of Plaxall, Inc., a New York manufacturing and real estate company. Ms. Sydney also previously served as an independent director at Kiavi (formerly known as LendingHome, Inc.), a privately held real estate single family rental lending company, where she served as lead independent director and as a member of the nominating and governance committee. She also served as an independent director of Tiedemann Advisors, Inc., a global wealth advisor. Ms. Sydney serves on the Trustee Advisory Board of the Beth Israel Deaconess Medical Center, a Harvard Medical School teaching hospital. Ms. Sydney received a BA in French Language and Literature from Wellesley College, an MBA from Harvard Graduate School of Business, and an MS in Real Estate Development from Massachusetts Institute of Technology. Ms. Sydney was selected to serve on our board of directors because of her extensive experience with real estate investments and her extensive board oversight experience.

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

Independent Director Compensation

Our independent directors receive an annual cash retainer of $100,000, plus an additional retainer of $10,000 to the chairpersons of our Audit, Compensation, and Nominating and Corporate Governance Committees. We intend to pay in quarterly installments 75% of the annual base compensation in cash and the remaining 25% in an annual grant of Class E common stock based on the most recently published NAV. The stock granted shall vest and become non-forfeitable on the one-year anniversary of the grant date, provided, in each case, that the independent director is providing services to us as a director on each such vesting date. During 2022, the cash compensation of our independent directors was pro-rated and they did not receive a grant of restricted stock. In April 2023, our independent board of directors was each granted 1,237 of restricted Class E shares for the stock portion of their 2023 annual fee.

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

The following table sets forth the compensation received by our directors in the fiscal year ended December 31, 2023:

Name	Fees Earned or Paid in Cash	Restricted Stock Awards (1)	Total
Stuart Rothstein	$—	$—	$—
Philip Mintz	—	—	—
Randy Anderson	—	—	—
Lisa Coca	87,740	25,000	112,740
Gary Meltzer	97,740	25,000	122,740
Michael Swell	97,740	25,000	122,740
Roberta Sydney	97,740	25,000	122,740

__________

(1)
Amounts in this column represent the aggregate grant date fair value of awards granted in 2023.

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

The following table presents certain information about our equity compensation plans as of December 31, 2023:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by stockholders	—	$—	9,995,052
Equity compensation plans not approved by stockholders	—	—	—
Total	—	$—	9,995,052

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 8, 2024, information regarding the number and percentage of shares owned by each director, our chief executive officers, each executive officer, all directors and executive officers as a group, and any person known to us to be the beneficial owner of more than 5% of outstanding shares of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and includes securities that a person has the right to acquire within 60 days. The address for each of the persons named below is in care of our principal executive offices at 9 West 57th Street, 42nd Floor, New York, NY 10019.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of All Shares
Directors and Executive Officers(1)
Stuart Rothstein	-	*
Philip Mintz	10,000	*
Randy Anderson	-	*
John Calace	-	*
Lisa Coca	1,237	*
Gary Meltzer	1,237	*
Michael Swell	1,237	*
Roberta Sydney	1,237	*
All directors and executive officers as a group (eight persons)	14,948	*
Greater than 5% Beneficial Owners
CI PM Growth Fund BL LP(2)	3,161,750	14.41%

___________

* Represents less than 1%.

(1)
The business address of each director and executive officer is c/o Apollo Realty Income Solutions, Inc., 9 West 57th Street, 42nd Floor, New York, New York 10019.
(2)
The business address for CI PM Growth Fund BL LP is 15 York Street, Toronto, Ontario M5J 0A3.

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

Certain Transactions with Related Persons

The following describes all transactions during the year ended December 31, 2023, and currently proposed transactions involving us, our directors, the Adviser, Apollo and any affiliate thereof.

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

Organization and Offering Costs

The Adviser has agreed that it and/or its affiliates will advance organization and offering expenses on behalf of the Company (including legal, accounting, and other expenses attributable to the Company's organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) through December 22, 2023, the first anniversary of the escrow break for the Offering. The Company will reimburse the Adviser and its affiliates for all such advanced expenses ratably over a 60-month period beginning on December 22, 2024.

General and Administrative Expenses

The Adviser has agreed that it and/or its affiliates will advance certain general and administrative expenses on behalf of the Company's through December 22, 2023, the first anniversary of the escrow break for the Offering. The Company will reimburse the Adviser for all such advanced costs ratably over a 60 month period beginning on December 22, 2024.

Terms and Termination Rights under the Advisory Agreement

Reimbursement by the Adviser

Commencing four fiscal quarters after January 5, 2023, the Adviser will reimburse us for any expenses that cause our Total Operating Expenses in any four consecutive fiscal quarters to exceed the greater of: (1) 2% of our Average Invested Assets and (2) 25% of our Net Income.

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

For the fiscal year ended December 31, 2023, we were still within the grace period noted above and therefore were not required to compute the above expense limits

Fees and Reimbursements Paid to the Adviser and Affiliates of the Adviser

During the year ended December 31, 2023, we issued 99,410 Class E shares and 45,687 Class E units to the Adviser as payment for its management fee earned from January 2023 through November 2023 totaling $3.0 million.

During the year ended December 31, 2023, we reimbursed the Adviser $0.7 million for expenses paid on our behalf.

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

Fees Paid to the Dealer Manager

For the fiscal year ended December 31, 2023 , we did not pay the Dealer Manager for any upfront selling commissions, dealer manager fees, or stockholder servicing fees.

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

The Company has engaged Nations Land Services, L.P. ("Nations"), a title agent company in which Apollo has a majority ownership. Nations acts as a title agent in facilitating and issuing title insurance in connection with investments by the Company, affiliates, and related parties, and third parties. Apollo receives distributions from Nations in connection with investments by the Company based on its equity interest in Nations. In each case, there will be no related offset to the Company. During the year ended December 31, 2023, the Company incurred $33 thousand of expenses for services provided by Nations.

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

Related Party Transaction Policies and Procedures

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

We have also adopted written policies and procedures for review, approval and ratification of transactions involving us and "related persons" (as defined in Item 404 of Regulation S-K under the Exchange Act). The policy covers any related person transaction that meets the minimum threshold for disclosure in the Proxy Statement under the relevant SEC rules (generally, transactions involving amounts exceeding $120,000 in which a related person has a direct or indirect material interest). A summary of these policies and procedures is set forth below:

Policies

•
Any covered related party transaction must be approved by our board of directors or by the Audit Committee or a committee appointed by our board of directors consisting solely of disinterested directors (each, an "Appointed Committee"). In considering a related party transaction, our board of directors or the Appointed Committee will consider all relevant factors, including, as applicable, (i) our business rationale for entering into the transaction; (ii) the available alternatives to the transaction; (iii) whether the transaction is on terms comparable to those available to or from third parties; (iv) the potential for the transaction to lead to an actual or apparent conflict of interest; and (v) the overall fairness of the transaction to us.
•
On at least an annual basis, our board of directors or the Appointed Committee, as applicable, will monitor each related party transaction to assess whether it is advisable for us to amend or terminate the transaction.

Procedures

•
Management or the affected director or executive officer will bring a potential related party transaction matter to the attention of the Chairperson of the Audit Committee or, if the Chairperson of the Audit Committee is the affected director, to the attention of the Chairperson of the Nominating and Corporate Governance Committee.
•
The appropriate Chairperson shall determine whether a particular matter is a related party transaction under the Related Party Transaction Policies and Procedures, and therefore, should be considered by our board of directors or the Appointed Committee.
•
If a director is involved in a potential related party transaction, such director will be recused from all discussions and decisions by our board of directors or the Appointed Committee about the transaction.
•
Each related party transaction must be approved in advance whenever practicable and, if not practicable, must be ratified as promptly as practicable after our board of directors learns of the transaction.
•
No director shall participate in any discussion or approval of a related party transaction for which such director is a related party, except that the director shall provide all material information concerning the interested transaction to our board of directors or the Appointed Committee.
•
If a related party transaction will be ongoing, our board of directors or the Appointed Committee may establish guidelines for our Company to follow in its ongoing dealings with the related party.
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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditors

During the period February 18, 2022 (date of initial capitalization) to December 31, 2023, Deloitte & Touche LLP ("Deloitte") served as our independent auditor.

Audit and Non-Audit Fees

The aggregate fees that we were billed for the fiscal years ended December 31, 2023 and December 31, 2022 by Deloitte, were as follows:

	Fiscal Year Ended December 31, 2023	Fiscal Year Ended December 31, 2022
Audit fees (1)	$430,000	$350,000
Audit-related fees	—	—
Tax Fees	—	—
All other fees	—	—
Total	$430,000	$350,000

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

PART IV.

ITEM 15. EXHIBITS

Exhibit Number	Description
3.1	Third Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on December 23, 2022)
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

4.3	Form of Subscription Agreements
10.1	Second Amended and Restated Advisory Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 21, 2023)
10.2	Second Amended and Restated Limited Partnership Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on November 13, 2023)
10.3	Amended and Restated Escrow Agreement (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on November 29, 2022)
10.4	Amended and Restated 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on November 29, 2022)
10.5

Form of Indemnification Agreement (incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-11, as filed by the Registrant with the Securities and Exchange Commission on April 22, 2022 (file number 333-264456))

10.6	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K filed on March 10, 2023)
21.1*	Subsidiaries of the Registrant
24.1*	Power of Attorney
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officers and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (embedded with the Inline XBRL document)

*	Filed herewith

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

Apollo Realty Income Solutions, Inc.

March 11, 2024	By:	/s/ John Calace
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

Apollo Realty Income Solutions, Inc.

March 11, 2024	By:	/s/ Philip Mintz
Philip Mintz
Co-President, Co-Chief Executive Officer and Director
(Co-Principal Executive Officer)

March 11, 2024	By:	/s/Randy Anderson
Randy Anderson
Co-President, Co-Chief Executive Officer and Director
(Co-Principal Executive Officer)

March 11, 2024	By:	/s/ John Calace
John Calace Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

March 11, 2024	By:	/s/ Stuart Rothstein
Stuart Rothstein
Director

March 11, 2024	By:	/s/ Lisa Coca
Lisa Coca
Director

March 11, 2024	By:	/s/ Gary Meltzer
Gary Meltzer
Director

March 11, 2024	By:	/s/ Michael Swell
Michael Swell
Director

March 11, 2024	By:	/s/ Roberta Sydney
Roberta Sydney
Director