Form 10-Q
period 2024-03-31
Apollo Realty Income Solutions, Inc.
filed 2024-05-10
CIK 1882850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 000-56656

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

As of May 10, 2024, the Registrant had 30,324,913 outstanding shares of common stock, consisting of 15,560,691 Class A-II shares, 12,622,236 Class A-I shares, 1,641,359 Class F-I shares, 288,717 Class I shares, 207,115 Class E shares and 4,795 Class S shares.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Apollo Realty Income Solutions, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands - except share data)

	March 31, 2024	December 31, 2023
Assets
Investments in real estate, net	$153,614	$154,513
Investments in real estate debt, at fair value	474,240	328,189
Cash and cash equivalents	46,466	95,205
Restricted cash	11	—
Other assets	31,563	31,764
Total assets(1)	$705,894	$609,671
Liabilities and Equity
Mortgage notes, net	$35,612	$35,591
Due to affiliates	15,713	15,831
Other liabilities	16,498	14,406
Total liabilities(1)	67,823	65,828
Commitments and contingencies (See Note 16)
Redeemable non-controlling interest	1,824	967
Equity
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized at March 31, 2024 and December 31, 2023, and none issued and outstanding	—	—
Common stock, $0.01 par value per share (See Note 14 - Equity)	264	220
Additional paid-in capital	528,416	438,432
Retained earnings (accumulated deficit)	4,337	2,681
Total stockholders' equity	533,017	441,333
Non-controlling interest attributable to the Operating Partnership	103,105	101,543
Non-controlling interest attributable to preferred stockholders	125	—
Total equity	636,247	542,876
Total liabilities and equity	$705,894	$609,671

_________________

(1)
Represents the consolidated assets and liabilities of ARIS Operating Partnership L.P., a Delaware limited partnership (the "Operating Partnership"). The Operating Partnership is a consolidated variable interest entity ("VIE"), of which the Company is the sole general partner and owns approximately 83% and 81% as of March 31, 2024 and December 31, 2023, respectively. See "Note 2 - Summary of Significant Accounting Policies" for additional information.

See accompanying notes to unaudited condensed consolidated financial statements.

Apollo Realty Income Solutions, Inc.

Condensed Consolidated Statement of Operations (Unaudited)

(in thousands - except share and per share data)

	Three Months Ended March 31,
	2024	2023
Revenues
Rental revenue	$3,663	$993
Total revenues	3,663	993
Expenses
Rental property operating	$573	$92
General and administrative	1,537	1,105
Management fee	1,511	399
Performance participation allocation	203	—
Depreciation and amortization	1,455	283
Total expenses	$5,279	$1,879
Other income
Income from investments in real estate debt	11,114	735
Other income	908	834
Interest expense	(770)	—
Total other income	11,252	1,569
Net income (loss)	$9,636	$683
Net income (loss) attributable to non-controlling interests in the ARIS Operating Partnership	$1,697	$348
Net income (loss) attributable to ARIS stockholders	$7,939	$335
Net income (loss) per share of common stock, basic and diluted	$0.32	$0.10
Weighted-average shares of common stock outstanding, basic and diluted	24,902,305	3,248,791

See accompanying notes to unaudited condensed consolidated financial statements.

Apollo Realty Income Solutions, Inc.

Condensed Consolidated Statement of Changes in Equity (Unaudited)

(in thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity	Non-Controlling Interest	Total Equity	Redeemable non-controlling interest

Balance at December 31, 2023	21,943	$220	$438,432	$2,681	$441,333	$101,543	$542,876	$967
Common stock issued	4,328	43	89,523	—	89,566	—	89,566	831
Preferred equity issued	—	—	—	—	—	125	125	—
Amortization of restricted stock grants	—	—	25	—	25	—	25	—
Offering costs	—	—	(355)	—	(355)	—	(355)	—
Distribution reinvestments	45	—	944	—	944	1,180	2,124	20
Net income	—	—	—	7,939	7,939	1,666	9,605	31
Share class transfer	25	—	—	—	—	—	—	—
Repurchase of common stock	(7)	—	(154)	—	(154)	—	(154)	—
Distributions to non-controlling interest	—	—	—	—	—	(1,284)	(1,284)	(25)
Distributions declared on common stock	—	—	—	(6,281)	(6,281)	—	(6,281)	—
Balance at March 31, 2024	26,334	$263	$528,415	$4,339	$533,017	$103,230	$636,247	$1,824

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity	Non-Controlling Interest	Total Equity

Balance at December 31, 2022	1,824	$18	$31,367	$(815)	$30,570	$97,721	$128,291
Common stock issued	3,006	30	60,197	—	60,227	—	60,227
Offering costs	—	—	(83)	—	(83)	—	(83)
Contributions from non-controlling interest	—	—	—	—	—	156	156
Net income	—	—	—	335	335	348	683
Balance at March 31, 2023	4,830	$48	$91,481	$(480)	$91,049	$98,225	$189,274

See accompanying notes to unaudited condensed consolidated financial statements.

Apollo Realty Income Solutions, Inc.

Condensed Consolidated Statement of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Cash flows from operating activities
Net income	$9,636	$683
Adjustments to reconcile net income to net cash provided by operating activities:
Management fee	1,511	234
Performance participation allocation	203	—
Depreciation and amortization	1,455	283
Straight line rent amortization	(388)	(651)
Above- and below- market lease amortization, net	(190)	—
Amortization of discount/premium	(67)	—
Amortization of deferred financing costs	21	—
Amortization of restricted stock awards	25	—
Unrealized gain on fair value of investments in real estate debt and real estate related securities	(152)	—
Realized gain on repayments of real-estate related securities	(20)	—
Changes in assets and liabilities:
Other assets	25	(266)
Due to affiliates	169	1,270
Other liabilities	1,095	102
Net cash provided by operating activities	13,323	1,655
Cash flows from investing activities:
Acquisitions of real estate	—	(44,214)
Origination and acquisition of real estate debt	(65,397)	(58,675)
Add-on fundings of commercial mortgage loans	(81,646)	—
Repayments from real-estate related securities	1,230	—
Net cash used in investing activities	(145,813)	(102,889)
Cash flows from financing activities:
Proceeds from issuance of common stock	88,385	60,150
Contributions from non-controlling preferred shareholders	125	—
Distributions paid	(4,500)	—
Repurchase of common stock	(154)	—
Offering costs paid	(94)	(18)
Net cash provided by financing activities	83,762	60,132
Net change in cash, cash equivalents and restricted cash	(48,728)	(41,102)
Cash, cash equivalents and restricted cash, beginning of period	95,205	131,589
Cash, cash equivalents and restricted cash, end of period	$46,477	$90,487

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	46,466	90,487
Restricted cash	11	—
Total cash, cash equivalents and restricted cash	$46,477	$90,487
Supplemental disclosure of cash flow information:
Cash paid for interest	$363	$—
Non-cash investing and financing activities:
Accrued offering costs due to affiliate	$261	$(65)
Distribution reinvestments	$2,144	$—
Distributions accrued and not paid	$2,846	$—
Issuance of Class E shares for payment of management fee	$1,181	$—
Redeemable non-controlling interest issuance as Class E units of the Operating Partnership for payment of management fee	$269	$—
Redeemable non-controlling interest issuance as Class E units of the Operating Partnership for payment of performance participation allocation	$562	$—
Allocation to redeemable non-controlling interests	$31	$—

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

As of March 31, 2024, the Company owned three properties, had fourteen investments in commercial real estate debt, and held fourteen real estate-related securities. The Company currently operates in two reportable segments: Real Estate and Real Estate Debt. See "Note 17 - Segment Reporting" for additional information.

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

These unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position, results of operations and cash flows have been included. The Company's results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year or any other future period.

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

Non-controlling interests in the Operating Partnership represent Operating Partnership units that are held by third parties, including the Adviser,and Operating Partnership units issued to the Adviser under an advisory agreement by and among the Company, the Operating Partnership and the Adviser (as amended, restated or otherwise modified from time to time, the "Advisory Agreement"). Operating Partnership units may be redeemed for cash, or at the Company's option, for shares of common stock of the Company on a one-for-one basis, unless those units are held by the Adviser or Special Limited Partner, in which case such Operating Partnership units shall be redeemed for shares of common stock of the Company or cash, at the holder's election. Since the number of shares of common stock outstanding is equal to the number of Operating Partnership units owned by the Company, the redemption value of each common unit of the Operating Partnership is equal to the market value of each share of common stock and distributions paid to each unitholder is equivalent to dividends paid to common stockholders, per respective share class.

Cash and Cash Equivalents

Cash and cash equivalents represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. As of March 31, 2024 and December 31, 2023, the Company held $46.5 million and $95.2 million of cash and cash equivalents, respectively.

Restricted Cash

Restricted cash represents cash held in a deposit account controlled by a third party. As of March 31, 2024, the Company held $11 thousand in restricted cash. The Company did not have any restricted cash as of December 31, 2023.

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

As of March 31, 2024, the Company's investments in real estate debt consisted of commercial mortgage loans secured by real estate assets and real estate-related securities. The Company has elected the fair value option ("FVO") for investments in commercial mortgage loans secured by real estate assets as the Company believes fair value provides a more accurate depiction of the value of these assets. During the three months ended March 31, 2024, real-estate related securities met the criteria to be classified as trading securities under ASC 320, "Investments". The Company generally determines the fair value of its investments in real estate debt by utilizing third-party pricing service providers whenever available.

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

The following table details the Company's assets measured at fair value on a recurring basis ($ in thousands):

	March 31, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in real estate debt	$—	$24,329	$449,911	$474,240	$—	$25,321	$302,868	$328,189
Total	$—	$24,329	$449,911	$474,240	$—	$25,321	$302,868	$328,189

The following table details the Company's assets measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

Investments in Real Estate Debt
Balance as of December 31, 2023	$302,868
Originations, acquisitions, and add on fundings	147,043
Amortization of discount/premium	67
Included in net income:
Unrealized gain/(loss) from investments in real estate debt	(67)
Balance as of March 31, 2024	$449,911

The following table contains the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy ($ in thousands):

	March 31, 2024
	Fair Value	Valuation Technique	Unobservable Inputs	Rate Range	Impact to Valuation from an Increase in Input
Assets:
Investments in real estate debt	$449,911	Discounted cash flow	Discount rate	8.00%-12.75%	Decrease

	December 31, 2023
	Fair Value	Valuation Technique	Unobservable Inputs	Rate Range	Impact to Valuation from an Increase in Input
Assets:
Investments in real estate debt	$302,868	Discounted cash flow	Discount rate	8.41%-10.00%	Decrease

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

Real estate assets will be evaluated for impairment on a quarterly basis. The Company will consider the following factors when performing its impairment analysis: (1) management, having the authority to approve the action, commits to a plan to sell the asset; (2) significant negative industry and economic outlook or trends; (3) expected material costs necessary to extend the life or operate the real estate asset; and (4) its ability to hold and dispose of the real estate asset in the ordinary course of business. A real estate asset is considered impaired when the sum of estimated future undiscounted cash flows to be generated by the real estate asset over the estimated remaining holding period is less than the carrying value of such real estate asset. An impairment charge is recorded equal to the excess of the carrying value of the real estate asset over the fair value. When determining the fair value of a real estate asset, the Company makes certain assumptions including, but not limited to, consideration of projected operating cash flows, comparable selling prices and projected cash flows from the eventual disposition of the real estate asset based upon its estimate of a capitalization rate and discount rate. As of March 31, 2024, the Company had not recorded any impairments on its investments in real estate.

Investments in Real Estate Debt

The Company's investments in real estate debt consist of commercial mortgage loans secured by real estate and real estate-related securities. The Company has elected the FVO for its commercial mortgage loans secured by real estate. During the three months ended March 31, 2024, real-estate related securities met the criteria to be classified as trading securities under ASC 320, "Investments". The unrealized gain or loss associated with holding real estate debt investments at fair value are recorded as a component of income from investments in real estate debt on the Company's condensed consolidated statement of operations. For the three months ended March 31, 2024 the Company recorded $0.2 million of unrealized gain on its investments in real estate debt.

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

Deferred Financing Costs

Costs incurred in connection with financings are capitalized and amortized over the respective financing terms and are reflected on the accompanying condensed consolidated statement of operations as a component of interest expense.

Revenue Recognition

The Company's rental revenue consists of base rent and tenant reimbursement income arising from tenant leases at the Company's properties under operating leases. Base rent is recognized on a straight-line basis over the life of the lease, including any rent step ups or abatements. The Company accounts for base rental revenue (lease component) and common area expense reimbursement (non-lease component) as one lease component under Accounting Standards Codification ("ASC") 842, "Leases". Additionally, the Company also includes the non-components of its leases, such as the reimbursement of utilities, insurance and real estate taxes, within this lease component.

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

Earnings per Share of Common Stock

Basic earnings per share of common stock is computed by dividing net income or loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income or loss for the period by the weighted average number of shares of common stock and common stock equivalents outstanding (unless their effect is anti-dilutive) for the period. As there were no common stock equivalents outstanding during the three months ended March 31, 2024 and 2023, the calculation of basic and diluted earnings per share are equal.

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

Organization costs are expensed as incurred and recorded as expenses on the Company's condensed consolidated statement of operations and offering costs are charged to equity as such amounts are incurred. As of March 31, 2024 and December 31, 2023, the Adviser and its affiliates had incurred organization and offering costs on the Company's behalf of $7.9 million, consisting of offering costs of $6.4 million and organization costs of $1.5 million. Such costs became the Company's liability on December 22, 2022, the date on which the proceeds from the Offering were released from escrow. These organization and offering costs are recorded as a component of due to affiliates on the Company's condensed consolidated balance sheet.

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

The following table details the selling commissions, dealer manager fees, and stockholder servicing fees for each applicable share class as of March 31, 2024:

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

The Dealer Manager has entered into agreements with selected dealers that agree to distribute the Company's shares in the Offering, which will provide, among other things, for the reallowance of the full amount of the selling commissions and stockholder servicing fees to such selected dealers. The Company will cease paying the stockholder servicing fee with respect to any Class S share, Class D share, Class F-S share, or Class F-D share held in a stockholder's account at the end of the month in which the total selling commissions, dealer manager fees and stockholder servicing fees paid with respect to such shares would exceed, in the aggregate, 8.75% of the gross proceeds from the sale of such share. There will not be a stockholder servicing fee, upfront selling commission or dealer manager fee with respect to Class I shares, Class F-I shares, Class A-I shares, Class A-II shares, and Class A-III shares. The Company will accrue the cost of the stockholder servicing fee as an offering cost at the time of each Class S share, Class D share, Class F-S share, and Class F-D share is sold during the primary offering. As of March 31, 2024, the Company had not sold any of those share classes and as such has not accrued for any stockholder servicing fees.

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

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" ("ASU 2023-07"). ASU 2023-07 intends to improve reportable segment disclosure requirements, enhance interim disclosure requirements and provide new segment disclosure requirements for entities with a single reportable segment. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods with fiscal years beginning after December 15, 2024. ASU 2023-07 is to be adopted retrospectively to all prior periods presented. The Company is currently assessing the impact this guidance will have on its consolidated financial statements.

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

Note 3 - Investments in Real Estate

Investments in real estate, net consisted of the following ($ in thousands):

	March 31, 2024	December 31, 2023
Building and building improvements	$132,792	$132,792
Land and land improvements	22,707	22,707
Tenant improvements	621	621
Total	156,120	156,120
Accumulated depreciation	(2,506)	(1,607)
Investment in real estate, net	$153,614	$154,513

During the three months ended March 31, 2024, the Company did not acquire any properties.

Intangible assets are recorded in other assets on the accompanying condensed consolidated balance sheet. The intangibles of the properties are amortized over the remaining lease terms that they were derived from. As a result, the Company's intangibles have a weighted average amortization period of approximately 13 years. As of March 31, 2024 and December 31, 2023, the Company did not recognize any impairment on its real estate investments.

Note 4 - Investments in Real Estate Debt

The following table details the Company's investments in real estate debt as of March 31, 2024 ($ in thousands):

	March 31, 2024
Type of Investment in Real Estate Debt	Number of Positions	Weighted Average Coupon(1)	Weighted Average Maturity Date (2)	Face Amount	Cost Basis	Fair Value
Commercial real estate loan	13	9.0%	March 2028	$399,911	$399,777	$399,911
Mezzanine loan	1	10.0%	September 2026	50,000	50,000	50,000
Real estate-related securities	14	7.0%	May 2037	24,457	24,104	24,329
Total investments in real estate debt	28	9.0%	July 2028	$474,368	$473,881	$474,240

	December 31, 2023
Type of Investment in Real Estate Debt	Number of Positions	Weighted Average Coupon(1)	Weighted Average Maturity Date (2)	Face Amount	Cost Basis	Fair Value
Commercial real estate loan	11	9.1%	September 2027	$252,868	$252,668	$252,868
Mezzanine loan	1	10.0%	September 2026	50,000	50,000	50,000
Real estate-related securities	14	7.0%	May 2037	25,811	25,314	25,321
Total investments in real estate debt	26	9.3%	April 2028	$328,679	$327,983	$328,189

____________

(1)
Based on applicable benchmark rates as of March 31, 2024.
(2)
Weighted average maturity date is based on fully extended maturity.

All of the Company's real estate-related securities have maturity dates greater than ten years from March 31, 2024.

The table below details the type of properties securing the loans in the Company's portfolio at the dates indicated ($ in thousands):

	March 31, 2024		December 31, 2023
Property Type	Fair Value	% of Portfolio	Fair Value	% of Portfolio
Multifamily	$176,624	39.3%	$110,670	36.6%
Industrial	96,056	21.3%	91,292	30.1%
Hotel	93,865	20.9%	48,795	16.1%
Data Center	63,131	14.0%	40,651	13.4%
Self-Storage	17,659	3.9%	8,884	2.9%
Other(1)	2,576	0.6%	2,576	0.9%
Total	$449,911	100.0%	$302,868	100.0%
(1)
Other property types represents productions studio.

The table below details the geographic distribution of the properties securing the loans in the Company's portfolio at the dates indicated ($ in thousands):

	March 31, 2024		December 31, 2023
Geographic Location	Fair Value	% of Portfolio	Fair Value	% of Portfolio
Northeast	$190,998	42.5%	$169,829	56.1%
Mid-Atlantic	66,647	14.8%	44,166	14.6%
West	132,680	29.5%	32,841	10.8%
Southeast	27,582	6.1%	27,582	9.1%
Southwest	18,400	4.1%	18,400	6.1%
Midwest	13,604	3.0%	10,050	3.3%
Total	$449,911	100.0%	$302,868	100.0%

The total income from investments in real estate debt disclosed on the Company's condensed consolidated statement of operations relates to interest income, upfront fees recognized, and unrealized gain on these investments in real estate debt. For the three months ended March 31, 2024, the Company recorded $0.2 million unrealized gains on its investments in real estate debt. The Company did not have any unrealized gains or losses on its investments in real estate debt for the three months ended March 31, 2023.

Note 5 - Other Assets

The following table details the components of the Company's other assets at the dates indicated ($ in thousands):

	March 31, 2024	December 31, 2023
Real estate intangibles, net	$25,172	$25,734
Straight-line rent receivable	1,812	1,425
Interest receivable	2,794	1,727
Deferred financing costs, net	853	1,057
Other	932	1,821
Total	$31,563	$31,764

Note 6 - Intangibles

The gross carrying amount and accumulated amortization of the Company's intangible assets consisted of the following as of the dates indicated ($ in thousands):

	March 31, 2024	December 31, 2023
Intangible assets:
In-place lease intangibles	$26,363	$26,363
Above-market lease intangibles	325	325
Total intangible assets	26,688	26,688
Accumulated amortization:
In-place lease amortization	(1,492)	(937)
Above-market lease amortization	(24)	(17)
Total real estate intangible assets, net	$25,172	$25,734
Intangible liabilities
Below-market lease intangibles	$(10,855)	$(10,855)
Total intangible liabilities	(10,855)	(10,855)
Accumulated amortization:
Below-market lease amortization	423	226
Total real estate intangible liabilities, net	$(10,432)	$(10,629)

The estimated future amortization on the Company's intangibles for each of the next five years and thereafter as of March 31, 2024, is as follows ($ in thousands):

	In-Place Lease Intangibles	Above-Market Intangibles	Below-Market Intangibles
2024 (remaining)	1,599	22	(578)
2025	2,126	29	(775)
2026	2,126	29	(775)
2027	2,126	29	(775)
2028	2,093	29	(756)
Thereafter	14,801	163	(6,773)
	$24,871	$301	$(10,432)

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

The following table summarizes the fixed and variable components of the Company's operating leases ($ in thousands):

	Three Months Ended March 31,
	2024	2023
Fixed lease payments	$3,070	$904
Variable lease payments	403	91
Lease Revenue	$3,473	$995
Above- and below-market lease amortization	190	(2)
Rental Revenue	$3,663	$993

The following table presents the undiscounted future minimum rents the Company expects to receive for its industrial and retail properties as of March 31, 2024 ($ in thousands):

Year	Future Minimum Rents
2024	$8,117
2025	10,951
2026	11,214
2027	11,531
2028	11,802
Thereafter	84,314
Total	$137,929

Note 8 - Mortgage Notes

As of March 31, 2024 and December 31, 2023 the Company held a $36.0 million, non-amortizing, mortgage loan secured by one of its real estate equity properties, net of unamortized deferred financing costs of $0.4 million and $0.5 million, respectively. The loan has a fixed interest rate of 6.05% and a five year term with a maturity date in November 2028. There have been no repayments on this mortgage loan during the three months ended March 31, 2024. During the three months ended March 31, 2024, the Company recorded $21 thousand of deferred financing cost amortization, which is included within interest expense in the condensed consolidated statement of operations. The Company did not have any deferred financing cost amortization for the three months ended March 31, 2023. The Company is in compliance with all covenants as of March 31, 2024.

Note 9 - Secured Financings on Investments in Real Estate Debt

During October 2023, certain indirect subsidiaries (the "Sellers") of the Company entered into a Master Repurchase Agreement (the "JPM Repurchase Agreement") with JPMorgan Chase Bank, National Association (the "Buyer"). The JPM Repurchase Agreement provides for a maximum aggregate purchase price of $250.0 million and has a three-year term plus two one-year extension options (the "JPM Repurchase Facility"). Subject to the terms and conditions thereof, the JPM Repurchase Agreement provides for the purchase, sale and repurchase of senior mortgage loans and participation interests in performing senior mortgage loans satisfying certain conditions set forth in the JPM Repurchase Agreement. The Operating Partnership has agreed to provide a limited guarantee of the obligations of the Sellers under the JPM Repurchase Agreement. As of March 31, 2024, there are no outstanding borrowings under the JPM Repurchase Agreement and the Company is in compliance with all associated covenants.

The Company incurred $1.2 million in costs associated with the JPM Repurchase Facility that are recorded in other assets in the consolidated balance sheet net of $0.3 million of amortization.

Note 10 - Other Liabilities

The following table details the components of the Company's other liabilities at the date indicated ($ in thousands):

	March 31, 2024	December 31, 2023
Below market lease intangibles, net	$10,432	$10,629
Distribution payable	2,846	1,900
Accounts payable and accrued expenses	2,935	1,816
Real estate taxes payable	285	61
Total	$16,498	$14,406

Note 11 - Related Party Transactions

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

The Special Limited Partner holds a performance participation interest in the Operating Partnership that entitles it to receive an allocation from the Operating Partnership on Class S shares, Class D shares, and Class I shares equal to 12.5% of the annual Total Return, subject to a 5% annual Hurdle Amount and a High Water Mark, with a Catch-Up (each term as defined in the limited partnership agreement of the Operating Partnership, by and among the Company, as general partner, the Special Limited Partner and the limited partners party thereto from time to time (as amended, restated or otherwise modified from time to time, the "Limited Partnership Agreement")). On Class F-S shares, Class F-D shares, and Class F-I shares, the Special Limited Partner is entitled to receive an allocation equal to 9.0% of the annual Total Return, subject to a 5% annual Hurdle Amount and a High Water Mark, with a Catch-Up (each term as defined in the Limited Partnership Agreement). Such allocation will accrue monthly and be paid annually. There will not be a performance participation interest with respect to Class A-I shares, Class A-II shares, Class A-III shares, and Class E shares. The performance participation interest will be paid, at the Adviser's election, in cash, Class E shares, Class E units of the Operating Partnership or any combination thereof. During the three months ended March 31, 2024, the Company accrued $0.2 million of performance participation allocation. There was no performance participation allocation during the three months ended March 31, 2023.

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

The Company has engaged Nations Land Services, L.P. ("Nations"), a title agent company in which Apollo has a majority ownership. Nations acts as a title agent in facilitating and issuing title insurance in connection with investments by the Company, affiliates, and related parties, and third parties. Apollo receives distributions from Nations in connection with investments by the Company based on its equity interest in Nations. In each case, there will be no related offset to the Company. During the three months ended March 31, 2024, the Company did not incur any expenses related to Nations.

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

From time to time, the Company makes co-investments in commercial mortgage loans alongside Apollo affiliates. As of March 31, 2024, all of the Company's investments in commercial mortgage loans were pari-passu co-investments with Apollo affiliates.

The Company may also offer Class E shares, which will only be available to certain of Apollo's affiliates and employees, in one or more private placements. These shares are not being offered to the public pursuant to the Offering and will not incur any upfront selling costs, ongoing servicing costs, management fee or performance participation allocation.

On February 18, 2022, the Company was capitalized with a $0.2 million investment by Apollo ARIS Holdings LLC, an indirect wholly-owned subsidiary of Apollo, in exchange for 10,000 shares of Class I common stock. On November 11, 2022, 10,000 shares of Class I common stock held by Apollo ARIS Holdings LLC were exchanged for 10,000 shares of Class F-I common stock. Apollo ARIS Holdings LLC has elected to reinvest the dividends declared on its shares, which has corresponded to the issuance of 115 additional Class F-I shares in lieu of cash for the dividends paid during the three months ended March 31, 2024.

On November 29, 2022, the Company and the Operating Partnership entered into a subscription agreement with an affiliate of Apollo to issue 5,000,000 Class A-I units of the Operating Partnership for the aggregate consideration of $100.0 million. In May 2023 such affiliate of Apollo elected to reinvest its dividends. In connection with such dividend reinvestment, the Company issued 56,702 Class A-I units of the Operating Partnership in lieu of cash for the dividends paid during the three months ended March 31, 2024.

Due to Affiliates

The following table details the Company's expenses that are due to its Adviser:

	March 31, 2024	December 31, 2023
Organization and offering	$7,917	$7,906
General and administrative	7,064	6,895
Management fee payable	529	468
Accrued performance participation allocation	203	562
Total	$15,713	$15,831

Organization and Offering Expenses

The Adviser has advanced $7.9 million of organization and offering expenses (including legal, accounting, and other expenses attributable to the Company's organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) on behalf of the Company through March 31, 2024. The Adviser advanced the Company's organization and offering expenses on behalf of the Company through December 22, 2023, the first anniversary of the escrow break for the Offering. The Company will reimburse the Adviser for all such advanced costs ratably over a 60 month period beginning on December 22, 2024.

General and Administrative Expenses

The Adviser has agreed that it and/or its affiliates will advance certain general and administrative expenses on behalf of the Company through December 22, 2023, the first anniversary of the escrow break for the Offering. The Adviser has advanced $7.1 million of general and administrative expenses on the Company's behalf as of March 31, 2024. The Company will reimburse the Adviser for all such advanced costs ratably over a 60 month period beginning on December 22, 2024.

Management Fee Payable

The Adviser is entitled to a management fee equal to 1.25% of NAV per annum, payable monthly on Class S shares, Class D shares, and Class I shares. The Adviser will be paid a management fee equal to 1.0% of NAV per annum, payable monthly on Class F-S shares, Class F-D shares, Class F-I shares, and Class A-I shares. The Adviser will be paid a management fee equal to 1.0% of NAV for Class A-II shares per annum payable monthly; and provided that, for the period of April 1, 2023 through September 1, 2026, this management fee will be reduced to 0.92% of NAV for Class A-II shares per annum payable monthly. The Adviser will be paid a management fee equal to 1.0% of NAV for Class A-III shares per annum payable monthly; and provided that, for the period of April 1, 2023 through January 2, 2027, this management fee will be reduced to 0.85% of NAV for Class A-III shares per annum payable monthly. The management fee will be paid, at the Adviser's election, in cash, Class E shares, Class E units of the Operating Partnership or any combination thereof. During the three months ended March 31, 2024, the Company incurred $1.5 million of management fees.

During the three months ended March 31, 2024, the Company issued 56,577 Class E shares and 12,885 Class E units to the Adviser as payment for its management fee. The shares and units issued to the Adviser for payment of the management fee were issued at the applicable NAV per share/unit at the end of each month for which the fee was earned, in reliance upon the exemption from registration set forth in Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act"). The Adviser did not submit any repurchase requests for any shares or units of the Operating Partnership previously issued as payment for the management fee during the three months ended March 31, 2024.

The Adviser has elected to reinvest the dividends declared on the shares and units of the Operating Partnership issued for its management fee. In connection with such dividend reinvestment, the Company issued (i) 1,621 Class E shares and (ii) 690 Class E units to the Adviser in lieu of cash for the dividends paid during the three months ended March 31, 2024. There were no dividends declared during the three months ended March 31, 2023.

Note 12 - Economic Dependency

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

Note 13 - Share Based Payments

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

The following table summarizes the grants, vesting and forfeitures of restricted common stock during the three months ended March 31, 2024:

Type	Restricted Stock	Grant Date Fair Value ($ in thousands)
Outstanding as of December 31, 2023	4,948	$100
Granted	—	—
Vested	—	—
Forfeiture	—	—
Outstanding as of March 31, 2024	4,948	100

Restricted Stock Grants

No shares were issued pursuant to the 2022 Equity Incentive Plan during the three months ended March 31, 2024.

During the three months ended March 31, 2024, the Company recorded $25 thousand of restricted stock amortization as general and administrative expenses in the condensed consolidated statement of operations. There is no unrecognized compensation cost as of March 31, 2024.

Note 14 - Equity

Authorized Capital

The Company is authorized to issue preferred stock and ten classes of common stock consisting of Class S shares, Class D shares, Class I shares, Class F-S shares, Class F-D shares, Class F-I shares, Class A-I shares, Class A-II shares, Class A-III shares, and Class E shares. The differences among the classes of common stock relate to upfront selling commissions, dealer manager fees, and ongoing stockholder servicing fees, as well as varying management and performance participation allocations. See "Note 11 - Related Party Transactions" for additional information.

As of March 31, 2024 and December 31, 2023, the Company had the following classes of common stock authorized, issued and outstanding:

	March 31, 2024		December 31, 2023
Classification	Shares Authorized	Shares Issued and Outstanding	Shares Authorized	Shares Issued and Outstanding
Preferred Stock, $0.01 par value per share	100,000,000	—	100,000,000	—
Class S Shares, $0.01 par value per share	100,000,000	—	100,000,000	—
Class D Shares, $0.01 par value per share	100,000,000	—	100,000,000	—
Class I Shares, $0.01 par value per share	100,000,000	201,777	100,000,000	—
Class F-S Shares, $0.01 par value per share	100,000,000	—	100,000,000	—
Class F-D Shares, $0.01 par value per share	100,000,000	—	100,000,000	—
Class F-I Shares, $0.01 par value per share	100,000,000	5,415,954	100,000,000	4,820,377
Class A-I Shares, $0.01 par value per share	100,000,000	6,363,747	100,000,000	17,016,652
Class A-II Shares, $0.01 par value per share	100,000,000	14,171,864	100,000,000	—
Class A-III Shares, $0.01 par value per share	100,000,000	—	100,000,000	—
Class E Shares, $0.01 par value per share	100,000,000	180,693	100,000,000	105,707
Total	1,100,000,000	26,334,035	1,100,000,000	21,942,736

Common Stock

The following table details the movement in the Company's outstanding shares of common stock:

	Class I	Class F-I	Class A-I	Class A-II	Class E
Beginning balance, December 31, 2023	—	4,820,377	17,016,652	—	105,707
Common stock issued	201,505	594,229	1,787,026	1,671,686	73,366
Repurchase of common stock	—	(2,476)	—	(5,000)	—
Dividend reinvestment	272	3,824	37,473	2,189	1,620
Share class transfer	—	—	(12,477,404)	12,502,989	—
Ending balance, March 31, 2024	201,777	5,415,954	6,363,747	14,171,864	180,693

On January 3, 2024 (the "Exchange Date"), approximately 12,477,404 Class A-I shares were exchanged for 12,502,989 Class A-II shares at an exchange rate based on the NAV per share for the Company's Class A-I shares and the Company's total NAV per share as of the Exchange Date.

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

The following table details the aggregate distributions declared for each applicable class of common stock:

	Three Months Ended March 31, 2024
	Class I	Class F-I	Class A-I	Class A-II	Class E
Aggregate gross distribution declared per share of common stock	$0.2041	$0.3013	$0.3013	$0.3013	$0.3013
Management fee per share of common stock	(0.0436)	(0.0518)	(0.0524)	(0.0482)	—
Net distribution declared per share of common stock	$0.1605	$0.2495	$0.2489	$0.2531	$0.3013

There were no distributions for the three months ended March 31, 2023.

Repurchases

During the three months ended March 31, 2024 the Company repurchased 5,000 Class A-II shares and 2,476 Class F-I shares pursuant to the Company's share repurchase plan for an aggregate amount of $0.2 million. The Company had no unfulfilled repurchase requests as of March 31, 2024.

Redeemable Non-Controlling Interest

In connection with its management fee, the Adviser has elected to receive Class E units. See Note 11 - Related Party Transactions for additional information on the Advisers interest. In November 2023, the Limited Partnership Agreement was updated to enable the Adviser to redeem their Class E units for Class E shares or cash at its election. As of that date the Company has classified these Class E units as redeemable non-controlling interest in mezzanine equity on the Company's consolidated balance sheet. The redeemable non-controlling interest is recorded at the greater of the carrying amount, adjusted for its share of the allocation of income or loss and dividends, or the redemption value, which is equivalent to fair value, of such Operating Partnership units at the end of each measurement period.

The following table details the redeemable non-controlling interest activity related to the Adviser for the three months ended March 31, 2024 ($ in thousands):

Adviser
Balance at December 31, 2023	$967
Settlement of management fees	269
Settlement of performance participation allocation	562
GAAP income allocation	31
Distributions	(25)
Reinvestment of distributions	20
Fair value allocation	-
Balance at March 31, 2024	$1,824

As of March 31, 2024 the carrying value of the redeemable non-controlling interest approximated the fair value.

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

During the three months ended March 31, 2024, the Company issued 12,885 Class E units to the Adviser for the management fee earned on the Operating Partnership units issued to an affiliate of Apollo, mentioned above.

During the three months ended March 31, 2024, the Company issued 26,977 Class E units to the Special Limited Partner for performance participation allocation earned in 2023.

Currently all Operating Partnership unitholders have elected to reinvest their dividends. In connection with such dividend reinvestment, the Company issued 56,702 Class A-I and 942 Class E units of the Operating Partnership in lieu of cash for the dividends paid during the three months ended March 31, 2024.

Non-Controlling Interests Attributable to Preferred Shareholders

A subsidiary of the Company intends to elect to be taxed as a REIT for U.S. federal income tax purposes. This subsidiary has issued preferred non-voting shares to be held by investors to ensure compliance with the Code requirement that REITs have at least 100 shareholders. The preferred shares have a face amount of $1,000 and carry a 12.0% annual dividend payable annually. As of March 31, 2024, this subsidiary had $125,000 of preferred non-voting shares outstanding.

Note 15 - Earnings per Share

The Company's net income (loss) and weighted average number of shares outstanding for the three months ended March 31, 2024, and the three months ended March 31, 2023, consists of the following (in thousands except per share information):

Basic and Diluted Net Loss per Share Attributable to ARIS Stockholders	Three Months Ended March 31,
	2024	2023
Numerator:
Net income (loss) attributable to ARIS stockholders	$7,939	$335
Denominator:
Basic and diluted weighted average shares of common stock outstanding	24,902	3,249
Basic and diluted net income (loss) per share of common stock	$0.32	$0.10

Note 16 - Commitments and Contingencies

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2024 and December 31, 2023, the Company was not subject to any material litigation nor is the Company aware of any material litigation threatened against it.

As of March 31, 2024, the Company had $246.1 million of unfunded commitments related to its investments in real estate debt. The timing and amounts of fundings are uncertain as these commitments relate to loans for construction costs, capital expenditures, leasing costs, interest and carry costs, among others. As such, the timing and amounts of future fundings depend on the progress and performance of the underlying assets of the Company's investments in real estate debt.

Note 17 - Segment Reporting

The Company operates in two reportable segments: Real Estate and Real Estate Debt. The Company allocates resources and evaluates results based off of the performance of each segment individually. The Company believes that Segment Net Operating Income is the key performance metric that captures the unique operating characteristics of each segment.

The following table sets forth the total assets by segment as of March 31, 2024 and December 31, 2023 ($ in thousands):

	March 31, 2024	December 31, 2023
Real Estate	$182,382	$183,492
Real Estate Debt	477,035	330,974
Other Corporate	46,477	95,205
Total Assets	$705,894	$609,671

The following table sets forth the financial results by segment for the three months ended March 31, 2024 ($ in thousands):

	Real Estate	Real Estate Debt	Other Corporate	Total
Revenue				—
Rental revenue	$3,663	$—	$—	$3,663
Total revenues	3,663	—	—	3,663
Expenses
Rental property operating	(573)	—	—	(573)
Interest expense, net	(567)	(203)	—	(770)
Total segment expenses	(1,140)	(203)	—	(1,343)
Income from investments in real estate debt	—	11,114	—	11,114
Segment net operating income	$2,523	$10,911	$—	$13,434
Depreciation and amortization	$(1,455)	$—	$—	$(1,455)
General and administrative				(1,537)
Management fee				(1,511)
Performance participation allocation				(203)
Other income				908
Net income				$9,636
Net income attributable to non-controlling interests in the Operating Partnership				$1,697
Net income attributable to ARIS stockholders				$7,939

The following table sets forth the financial results by segment for the three months ended March 31, 2023 ($ in thousands):

	Real Estate	Real Estate Debt	Other Corporate	Total
Revenue				—
Rental revenue	$993	$—	$—	$993
Total revenues	993	—	—	993
Expenses
Rental property operating	(92)	—	—	(92)
Total segment expenses	(92)	—	—	(92)
Income from investments in real estate debt	—	735	—	735
Segment net operating income	$901	$735	$—	$1,636
Depreciation and amortization	$(283)	$—	$—	$(283)
General and administrative				(1,105)
Management fee				(399)
Other income, net				834
Net income				$683
Net income attributable to non-controlling interests in the Operating Partnership				$348
Net income attributable to ARIS stockholders				$335

Note 18 - Subsequent Events

Subsequent to the three months ended March 31, 2024, the following events took place:

Investment Activity: The Company funded approximately $19.5 million for previously closed commercial mortgage loans.

Financing Activity: The Company drew approximately $35.0 million pursuant to the JPMorgan Repurchase Agreement.

Equity Activity: The Company issued Class F-I shares to clients of a certain financial intermediary in excess of $100.0 million, the minimum Class A-I subscription requirement. On April 2, 2024 (the "Second Exchange Date"), the Company exchanged approximately 5,225,608 Class F-I shares for approximately 5,155,772 Class A-I shares at an exchange rate based on the NAV per share for its Class F-I shares and Class A-I shares as of the Second Exchange Date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References herein to "Apollo Realty Income Solutions," "ARIS," "Company," "we," "us," or "our" refer to Apollo Realty Income Solutions, Inc. and its subsidiaries unless the context specifically requires otherwise.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical data, this discussion contains forward-looking statements about our business, operations, and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed in Part I. Item 1A - "Risk Factors" in our Annual Report on Form 10-K filed with the SEC on March 11, 2024.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of forward-looking terminology such as "believe", "expect", "anticipate", "estimate", "plan", "continue", "intend", "should", "may" or similar expressions, or the negatives thereof. These may include our financial projections and estimates and their underlying assumptions, statements about plans, objectives and expectations with respect to future operations, statements with respect to acquisitions, statements regarding future performance and statements regarding identified but not yet closed acquisitions. Such forward-looking statements are inherently uncertain and there are or may be important factors that could cause actual outcomes or results to differ materially from those indicated in such statements. We believe these factors also include but are not limited to those described under the section entitled "Risk Factors" in our Annual Report on Form 10-K filed with the SEC on March 11, 2024, and any such updated factors included in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this document (or our prospectus and other filings). Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future developments or otherwise.

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

We have registered with the SEC the Offering of up to $5.0 billion in shares of common stock, consisting of up to $4.0 billion in shares in our primary offering and up to $1.0 billion in shares pursuant to our distribution reinvestment plan. The share classes have different upfront selling commissions and ongoing stockholder servicing fees, as well as varying management and performance participation fees. See "Note 11 - Related Party Transactions" to our condensed consolidated financial statements for additional information. As of December 22, 2022, we had satisfied the minimum offering requirement and our board of directors authorized the release of proceeds from escrow. We intend to continue selling shares in the Offering on a monthly basis.

As of May 10, 2024, we have issued (i) 30,051,804 shares of our common stock (consisting of 15,583,004 Class A-II shares, 12,560,151 Class A-I shares, 1,615,954 Class F-I shares, 287,900 Class I shares, and 4,795 Class S shares) in our primary offering for total proceeds of $614.2 million and (ii) 114,258 shares of our common stock (consisting of 69,474 Class A-I shares, 40,357 Class F-I shares, 3,610 Class A-II shares, and 817 Class I shares) pursuant to our distribution reinvestment plan for a total value of $2.4 million. We have contributed the net proceeds from the sale of our Class S shares, Class I shares, Class F-I shares, Class A-I shares, Class A-II shares to the Operating Partnership in exchange for a corresponding number of Class S units, Class I units, Class F-I units, Class A-I units, and Class A-II units. The Operating Partnership has primarily used the net proceeds to make investments in real estate, real estate debt and real estate-related securities, as further described below under "Portfolio". We intend to continue selling shares of our common stock on a monthly basis through the Offering and private offerings.

We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from acquiring properties or real estate debt.

Q1 Highlights

Operating Results

•
We raised $89.3 million, inclusive of $0.9 million from our distribution reinvestment plan, of net proceeds in the Offering during the three months ended March 31, 2024.
•
Declared monthly net distributions totaling $7.6 million for the three months ended March 31, 2024.
•
Inception through March 31, 2024 produced total annualized returns of 6.06% for Class F-I shares, 8.27% for Class A-I shares, 8.40% for Class A-II shares and 7.01% for Class I Shares. The inception date for Class F-I shares, Class A-I shares, Class A-II shares, and Class I shares was December 22, 2022, April 4, 2023, January 3, 2024, and February 1, 2024, respectively.

Investments

•
On February 9, 2024, we acquired a $50.0 million pari passu interest ($45.1 million funded at closing) in a $250.0 million floating-rate first mortgage loan secured by a newly developed 727 key dual brand hotel property located in Downtown Los Angeles, CA. The first mortgage loan is part of a $325.0 million whole loan consisting of the senior mortgage and $75.0 million of mezzanine loans. Accounts managed by Apollo acquired the remaining pari passu interest in the senior loan. The loan has a three-year initial term, with two one-year extension options and an interest rate of the Secured Overnight Financing Rate ("SOFR") plus 375 basis points.
•
On March 8, 2024, we acquired a $85.0 million pari passu interest ($20.3 million funded at closing) in a $670.0 million floating-rate first mortgage loan secured by an approximately 482,000 square foot hyperscale data center being constructed in Gainesville, VA. Affiliates of Apollo acquired a $250.0 million pari passu interest in the loan, with the remaining $335.0 million remaining pari passu interest held by a third party. The loan has a three-year initial term, with two one-year extension options and an interest rate of SOFR plus 390 basis points. The data center is 100% leased to a AAA-rated, multinational technology company for a 15-year lease term.

Portfolio

Investments in Real Estate

The following table provides information regarding our portfolio of real estate properties as of March 31, 2024 ($ in thousands) :

	March 31, 2024
Investment	Number of Properties	Property Type	Location	Acquisition Date	Sq. Feet (in thousands)	Occupancy	Gross Asset Value (1)
Rickenbacker	1	Industrial	Columbus, Ohio	January 2023	165	100%	$52,300
16000 Pines	1	Retail	Pembroke Pines, Florida	August 2023	118	100%	$57,800
Hallmark	1	Industrial	Liberty, Missouri	October 2023	847	100%	$66,000
Total investments in Real Estate:					1,131		$176,100

___________

(1)
Based on fair value as of March 31, 2024

Investments in Real Estate Debt

The following table summarizes our investments in real estate debt as of March 31, 2024 ($ in thousands):

___________

	March 31, 2024
Type of Investment in Real Estate Debt	Number of Positions	Weighted Average Coupon(1)	Weighted Average Maturity Date (2)	Face Amount	Cost Basis	Fair Value
Commercial real estate loan	13	9.0%	March 2028	$399,911	$399,777	$399,911
Mezzanine loan	1	10.0%	September 2026	50,000	50,000	50,000
Real estate-related securities	14	7.0%	May 2037	24,457	24,104	24,329
Total investments in real estate debt	28	9.0%	July 2028	$474,368	$473,881	$474,240

(1)
Based on applicable benchmark rates as of March 31, 2024.
(2)
Weighted average maturity date is based on fully extended maturity.

The following table summarizes our investments in commercial real estate loans as of March 31, 2024 ($ in thousands):

Commercial Real Estate Loan Portfolio
		March 31, 2024
#	Type	Property Type	Geography	Coupon(1)	Maturity Date(2)	Commitment	Cost Basis	Fair Value
1	First Mortgage	Industrial	Northeast	9.3%	March 2028	$50,000	$46,056	$46,056
2	First Mortgage	Multifamily	Northeast	9.7%	October 2025	50,000	36,935	37,070
3	First Mortgage	Data Center	Mid-Atlantic	9.4%	June 2028	50,000	42,806	42,806
4	First Mortgage	Hotel	Various	9.5%	August 2026	25,000	25,000	25,000
5	First Mortgage	Hotel	Various	9.1%	July 2028	25,000	23,795	23,795
6	Mezzanine	Industrial	Various	10.0%	September 2026	50,000	50,000	50,000
7	First Mortgage	Other (3)	West	9.3%	September 2028	100,000	2,576	2,576
8	First Mortgage	Multifamily	Northeast	8.9%	June 2025	26,000	26,000	26,000
9	First Mortgage	Self-Storage	Various	8.6%	December 2028	50,000	17,659	17,659
10	First Mortgage	Multifamily	Midwest	9.6%	December 2028	25,000	3,554	3,554
11	First Mortgage	Multifamily	Northeast	8.3%	January 2029	50,000	50,000	50,000
12	First Mortgage	Multifamily	West	8.3%	February 2029	60,000	60,000	60,000
13	First Mortgage	Hotel	West	9.1%	February 2029	50,000	45,070	45,070
14	First Mortgage	Data Center	Mid-Atlantic	9.2%	April 2029	85,000	20,326	20,325
	Total/Weighted Average			9.1%	January 2028	$696,000	$449,777	$449,911

____________

(1)
Based on applicable benchmark rates as of March 31, 2024.
(2)
Weighted average maturity date is based on fully extended maturity.
(3)
Other property types represent production studios.

Results of Operations

The following table sets forth information regarding our consolidated results of operations ($ in thousands):

	Three Months Ended March 31,		Change
	2024	2023	$
Revenues
Rental revenue	$3,663	$993	$2,670
Total revenues	3,663	993	2,670
Expenses
Rental property operating	$573	$92	$481
General and administrative	1,537	1,105	432
Management fee	1,511	399	1,112
Performance participation allocation	203	—	203
Depreciation and amortization	1,455	283	1,172
Total expenses	$5,279	$1,879	$3,400
Other income
Income from investments in real estate debt	11,114	735	10,379
Other income	908	834	74
Interest expense	(770)	—	(770)
Total other income	11,252	1,569	9,683
Net income (loss)	$9,636	$683	$8,953

Rental Revenue

Rental revenue primarily consists of base rent arising from tenant leases at our properties. Rental revenue is recognized on a straight-line basis over the life of the lease. During the three months ended March 31, 2024 and 2023, rental revenue was $3.7 million and $1.0 million, respectively. The increase in rental revenue was due to the acquisition of two additional properties, 16000 Pines and Hallmark, subsequent to March 31, 2023.

Rental Property Operating Expenses

Rental property operating expenses consist of the costs of ownership and operation of our real estate investments. Examples of property operating expenses include real estate taxes, insurance, utilities and repair and maintenance expenses. During the three months ended March 31, 2024 and 2023, rental property operating expenses were $0.6 million and $0.1 million, respectively. The increase in rental property operating expenses was due to the acquisition of two additional properties, 16000 Pines and Hallmark, subsequent to March 31, 2023.

General and Administrative Expenses

General and administrative expenses consist primarily of legal fees, accounting fees and other professional services. During the three months ended March 31, 2024 and 2023, general and administrative expenses were $1.5 million and $1.1 million, respectively. The increase was due to an increase in transaction activity.

Management Fee

Management fees are earned by our Adviser for providing services pursuant to the Advisory Agreement and are based on the month end NAV for the respective share classes. During the three months ended March 31, 2024 and 2023, management fees were $1.5 million and $0.4 million, respectively. The increase was due to the increase in our average NAV from March 31, 2023 to March 31, 2024 which was primarily driven by our capital raise activity.

Performance Participation Allocation

The performance participation allocation relates to allocations from the Operating Partnership to the Special Limited Partner based on the total return of the Operating Partnership. Total return is defined as distributions paid or accrued plus the change in NAV. During the three months ended March 31, 2023, there was no performance participation allocation as the return hurdle was not achieved. During the three months ended March 31, 2024, the performance participation allocation was $0.2 million as a result of the hurdle amount being achieved in the share classes subject to the expense.

Depreciation and Amortization

Depreciation and amortization expenses are impacted by the values assigned to buildings and in-place lease assets as part of the initial purchase price allocation. During the three months ended March 31, 2024 and 2023, depreciation and amortization expenses were $1.5 million and $0.3 million respectively. The increase was due to the acquisition of two additional properties, 16000 Pines and Hallmark, subsequent to March 31, 2023.

Income from Investments in Real Estate Debt

Income from investments in real estate debt consist of interest income, fees revenue, realized gains and losses and unrealized gains and losses resulting from the changes in fair value of our real estate debt investments and real-estate related securities. During the three months ended March 31, 2024 and 2023, income from investments in real estate debt was $11.1 million and $0.7 million, respectively. The increase is due to to acquisition activity over the last twelve months resulting in higher interest income and origination fees. As of March 31, 2024, we owned 28 positions in real estate-related loans and securities, compared to two positions as of March 31, 2023, and the balance of our investments in real estate debt, at fair value increased from $58.7 million to $474.2 million during the same time period.

Other Income

Other income primarily consists of interest earned on our cash and cash equivalents balance. During the three months ended March 31, 2024 and 2023, other income was $0.9 million and $0.8 million, respectively. The increase was a result of cash being maintained in higher yielding deposit accounts during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.

Interest Expense

Interest expense consists of interest expenses incurred on our mortgage note and amortization of deferred financing costs related to our mortgage note and secured financings on investments in real estate debt. During the three months ended March 31, 2024, interest expense was $0.8 million. There was no interest expense during the three months ended March 31, 2023 as we did not have any debt obligations.

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

The Adviser has advanced on our behalf organization and offering costs of $7.9 million and general and administrative expenses of $7.1 million as of March 31, 2024. We will reimburse the Adviser ratably over a 60-month period beginning on December 22, 2024.

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

In October 2023, the Sellers entered into the JPM Repurchase Agreement with the Buyer. The JPM Repurchase Agreement provides for a maximum aggregate purchase price of $250.0 million and has a three-year term plus two one-year extension options. Subject to the terms and conditions thereof, the JPM Repurchase Agreement provides for the purchase, sale and repurchase of senior mortgage loans and participation interests in performing senior mortgage loans satisfying certain conditions set forth in the JPM Repurchase Agreement. The Operating Partnership has agreed to provide a limited guarantee of the obligations of the Sellers under the JPM Repurchase Agreement.

As of March 31, 2024, we had $46.5 million of cash on hand and up to $250.0 million of undrawn capacity on our JPM Repurchase Agreement. Additionally, as of March 31, 2024, we had a $36.0 million mortgage secured by one of our equity properties.

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

For the Three Months Ended March 31, 2024
Net income	$9,636
Adjustments to arrive at FFO:
Depreciation and amortization	1,455
FFO	$11,091
Adjustments to arrive at AFFO:
Straight-line rental income	(388)
Unrealized (gain)/loss from change in fair value of real estate debt and real estate related securities	(152)
Non-cash performance participation allocation	203
Amortization of restricted stock awards	25
Amortization of above- and below-market leases, net	(190)
AFFO	$10,589

Comparison to the three months ended March 31, 2023 is not meaningful.

Net Asset Value

NAV per share is calculated in accordance with the valuation guidelines approved by our board of directors. Our total NAV presented in the following tables includes the NAV of our Class I shares, Class F-I shares, Class A-I, Class A-II and Class E shares and units of the Operating Partnership held by parties other than the Company. The following table provides a breakdown of the major components of our total NAV as of March 31, 2024 ($ and shares/units in thousands):

Components of NAV	March 31, 2024
Investments in real estate	$176,100
Investments in real estate debt	474,240
Cash	46,466
Restricted cash	11
Other assets	4,579
Mortgage notes at fair value, net of deferred financing costs	(35,554)
Other liabilities	(6,066)
Accrued performance participation allocation	(203)
Management fee payable	(529)
Net asset value	$659,044
Number of outstanding shares/units	31,599

The following table provides a breakdown of our total NAV and NAV per share/unit by class as of March 31, 2024 ($ and shares/units in thousands, except per share/unit data):

NAV Per Share/Unit	Class I Shares	Class F-I Shares	Class A-I Shares	Class A-II Shares	Class E Shares(1)	Third-party Operating Partnership Class A-I Units(2)	Third-party Operating Partnership Class E Units(2)	Total
Net asset value	$4,195	$111,837	$133,158	$295,892	$3,793	$108,336	$1,833	$659,044
Number of outstanding shares/units	202	5,416	6,364	14,172	181	5,177	87	31,599
NAV per share/unit as of March 31, 2024	$20.7895	$20.6496	$20.9244	$20.8789	$20.9890	$20.9244	$20.9890	$20.8566

___________

(1)
Class E shares of our common stock are offered to certain of Apollo's affiliates and employees in one or more private placements.
(2)
Includes the units of the Operating Partnership held by parties other than the Company.

Consistent with our disclosure in the Prospectus regarding our NAV calculation, our investments in real estate and real estate debt are initially valued at cost. Once we establish new values for our real estate investments, we provide information on key assumptions used in the discounted cash flow methodology and a sensitivity analysis related thereto. The valuations of our real properties as of March 31, 2024 , excluding certain newly acquired properties that are held at cost which we believe reflects the fair value of such properties, were provided by the independent valuation advisor in accordance with our valuation procedures. Certain key assumptions that were used by the independent valuation advisor in the discounted cash flow analysis are set forth in the following table based on weighted-averages by property types where we have multiple real estate investments. Once we own more than one retail property, we will include the key assumptions for such property type.

Property Type	Discount Rate	Exit Capitalization Rate
Industrial	8.0%	6.5%

A change in these assumptions or factors would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Industrial Investment Values
Discount rate	0.25% Decrease	+2.08%
(weighted average)	0.25% Increase	(2.02)%
Exit Capitalization Rate	0.25% Decrease	+2.09%
(weighted average)	0.25% Increase	(1.93)%

The following table reconciles stockholders' equity and the Operating Partnership unitholders' capital per our condensed consolidated balance sheet to our NAV ($ in thousands):

Reconciliation of Stockholders' Equity to NAV	March 31, 2024
Stockholders' equity under U.S. GAAP	$533,017
Non-controlling interests attributable to the Operating Partnership and preferred shareholders	103,230
Redeemable non-controlling interests	1,824
Total stockholders' equity, redeemable non-controlling interests and the Operating Partnership partners' capital under GAAP	$638,071
Adjustments:
Advanced organization and offering costs and advanced operating expenses	14,981
Accumulated depreciation and amortization	1,788
Unrealized net real estate appreciation	4,204
NAV	$659,044

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

•
Our investments in real estate and mortgage notes, net are presented under historical cost in our condensed consolidated financial statements. Since these assets and liabilities are recorded at their fair value to determine our NAV the appreciation is a reconciling item above.

Distributions

Beginning in April 2023, we have declared monthly distributions for each class of our common stock, which are generally paid 20 days after month-end. Each class of our common stock received the same aggregate gross distribution per share, however, the net distribution varies for each class based on the applicable fees. The table below details the net per share distribution for each of our share classes for the three months ended March 31, 2024:

Record Date	Class I	Class F-I	Class A-I	Class A-II	Class E
January 31, 2024	$—	$0.0800	$0.0798	$0.0811	$0.0972
February 29,2024	0.0755	0.0800	0.0798	0.0813	0.0973
March 31, 2024	0.0850	0.0895	0.0893	0.0907	0.1068
Total	$0.1605	$0.2495	$0.2489	$0.2531	$0.3013

The following tables summarize our distributions declared during the three months ended March 31, 2024 ($ in thousands):

	Three Months Ended March 31, 2024
	Amount	Percentage
Distributions
Payable in cash	$6,074	80%
Reinvested in shares	1,516	20%
Total distribution	$7,590	100%
Sources of distributions
Cash flows from operating activities(1)	$7,590	100%
Total sources of distributions	$7,590	100%

AFFO	$10,589

___________

(1)
During the three months ended March 31, 2024, we received cash flows from operating activities in the amount of $13.3 million.

There were no distributions during the three months ended March 31, 2023.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents ($ in thousands):

Three Months Ended March 31, 2024
Cash flows provided by operating activities	$13,323
Cash flows used in investing activities	(145,813)
Cash flows provided by financing activities	83,762
Net decrease in cash and cash equivalents	$(48,728)

Cash flows provided by operating activities were $13.3 million for the three months ended March 31, 2024, primarily as a result of income generated on our investments.

Cash flows used in investing activities were $145.8 million for the three months ended March 31, 2024. This was comprised of $147.0 million of investments in commercial mortgage loans, net of $1.2 million for repayments of real estate-related securities.

Cash flows provided by financing activities were $83.8 million for the three months ended March 31, 2024, primarily due to $88.4 million of proceeds from the issuance of our common stock net of offering costs. This was offset by the payment of $4.5 million in cash distributions and $0.2 million of share repurchases during the three months ended March 31, 2024. Cash flows provided by financing activities also includes $0.1 million from the issuance of preferred stock in a subsidiary REIT.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. There have been no material changes to our Critical Accounting Policies described in our Annual Report on Form 10-K filed with the SEC on March 11, 2024.

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

As of March 31, 2024, we held $474.2 million of investments in real estate debt, including real estate debt securities. Our investments in real estate debt are primarily floating-rate and indexed to SOFR, thereby exposing us to interest rate risk resulting in increases or decreases to net income depending on interest rate movements. While we cannot predict factors that may or may not affect interest rates, a 50bps increase or decrease in the SOFR would have resulted in an increase or decrease to income from investments in real estate debt of $0.6 million for the three months ended March 31, 2024.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to the Company's management, including its Co-Chief Executive Officers ("Co-CEOs") and Interim Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q was made under the supervision and with the participation of our management, including our Co-CEOs and CFO. Based upon this evaluation, our Co-CEOs and CFO have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Co-CEOs and Interim CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal action arising in the ordinary course of business. As of March 31, 2024, we were not involved in any material legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed under Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

During the three months ended March 31, 2024, we sold equity securities that were not registered under the Securities Act. As described in Note 11 - Related Party Transactions to our condensed consolidated financial statements, the Adviser is entitled to an annual management fee payable monthly in cash, shares of common stock, or units of the Operating Partnership, in each case at the Adviser's election. For the three months ended March 31, 2024, the Adviser elected to receive its management fee in Class E shares and Class E units of the Operating Partnership. In connection with the Adviser's election, we issued 56,577 Class E shares and 12,885 Class E units of the Operating Partnership to the Adviser during the three months ended March 31, 2024 in satisfaction of the management fee from December 2023 to February 2024.

The Special Limited Partner is entitled to an annual performance participation allocation payable annually in cash or units of the Operating Partnership, in each case at the Special Limited Partner's election. For the three months ended March 31, 2024, the Special Limited Partner elected to receive its performance participation allocation in Class E units of the Operating Partnership. In connection with the Special Limited Partner's election, we issued 26,977 Class E units of the Operating Partnership to the Special Limited Partner during the three months ended March 31, 2024 in satisfaction of the performance participation allocation for year ended December 31, 2023.

During the three months ended March 31, 2024, all unitholders of the Operating Partnership elected to reinvest their dividends. In connection with such dividend reinvestment, we issued 56,702 and 942 Class A-I units and Class E units of the Operating Partnership, respectively, in lieu of cash for the dividends paid during the three months ended March 31, 2024. These issuances were made in reliance upon the exemption from registration set forth in Section 4(a)(2) of the Securities Act.

Use of Offering Proceeds

On June 29, 2022, the Registration Statement on Form S-11 (File No. 333-264456) for the Offering was declared effective under the Securities Act. The offering price for each class of our common stock is determined monthly and is made available on our website and in prospectus supplement filings.

As of March 31, 2024, we received net proceeds of $533.7 million from the Offering. The following table summarizes certain information about the Offering proceeds therefrom (in thousands):

	Class I Shares	Class F-I Shares	Class E Shares	Class A-I Shares	Class A-II Shares	Total
Offering proceeds:
Shares sold	201,505	15,564,999	177,723	8,669,205	1,671,686	26,285,118
Gross offering proceeds	$4,176	$314,055	$3,671	$177,185	$34,660	$533,747
Selling commissions and dealer manager fees	—	—	—	—	—	—
Accrued stockholder servicing fees	—	—	—	—	—	—
Net offering proceeds	$4,176	$314,055	$3,671	$177,185	$34,660	$533,747

We primarily used the net proceeds of the Offering along with the unregistered sales towards the acquisition of $172.0 million in real estate, $449.9 million in commercial real estate loans, and $25.3 million in real estate-related securities. During the three months ended March 31, 2024, we repurchased 5,000 Class A-II shares and 2,476 of Class F-I shares pursuant to our share repurchase plan for $0.2 million.

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

During the three months ended March 31, 2024, we repurchased Class A-II shares and Class F-I shares in January and February in the following amounts:

Month of	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Repurchases as Percentage of NAV(1)	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs
January 2024	5,000	$20.73	5,000	0.02%	—
February 2024	2,476	20.54	2,476	0.01%	—
March 2024	—	—	—	—	—
Total	7,477	$20.63	7,477	0.03%	—

____________

1.
Represents aggregate NAV of the shares repurchased under our share repurchase plan over aggregate NAV of all shares outstanding, in each case, based on the NAV as of the last calendar day of the prior month.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On May 8, 2024, we entered into a Third Amended and Restated Advisory Agreement (the "Third Amended and Restated Advisory Agreement") by and among us, the Operating Partnership and the Adviser to, among others, make certain revisions as requested by a state securities regulator clarifying the Adviser's fiduciary responsibility and certain of our expenses.

The foregoing description of the Third Amended and Restated Advisory Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Third Amended and Restated Advisory Agreement, a copy of which is filed as Exhibit 10.1 hereto and incorporated by reference herein.

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

4.3	Form of Subscription Agreements
10.1*	Third Amended and Restated Advisory Agreement
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officers and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (embedded with the Inline XBRL document)

*	Filed herewith

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

Apollo Realty Income Solutions, Inc.

May 10, 2024	By:	/s/ Philip Mintz
Philip Mintz
Co-President, Co-Chief Executive Officer and Director
(Co-Principal Executive Officer)

May 10, 2024	By:	/s/Randy Anderson
Randy Anderson
Co-President, Co-Chief Executive Officer and Director
(Co-Principal Executive Officer)

May 10, 2024	By:	/s/ Anastasia Mironova
Anastasia Mironova Interim Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)