Form 10-Q
period 2024-06-30
Apollo Realty Income Solutions, Inc.
filed 2024-08-13
CIK 1882850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 13, 2024, the Registrant had 36,761,059 outstanding shares of common stock, consisting of 20,102,308 Class A-II shares, 14,375,480 Class A-I shares, 1,565,469 Class F-I shares, 426,941 Class I shares, 4,795 Class S shares and 286,066 Class E shares.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Apollo Realty Income Solutions, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands - except share data)

	June 30, 2024	December 31, 2023
Assets
Investments in real estate, net	$248,487	$154,513
Investments in real estate debt, at fair value	569,144	328,189
Cash and cash equivalents	67,558	95,205
Restricted cash	438	—
Other assets	53,212	31,764
Total assets(1)	$938,839	$609,671
Liabilities and Equity
Secured financings on investments in real estate debt, net	$101,444	$—
Mortgage notes, net	35,633	35,591
Due to affiliates	16,230	15,831
Other liabilities	23,863	14,406
Total liabilities(1)	177,170	65,828
Commitments and contingencies (See Note 16)
Redeemable non-controlling interest	2,133	967
Equity
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized at June 30, 2024 and December 31, 2023, and none issued and outstanding	—	—
Common stock, $0.01 par value per share (See Note 14 - Equity)	322	220
Additional paid-in capital	648,320	438,432
Retained earnings (accumulated deficit)	5,985	2,681
Total stockholders' equity	654,627	441,333
Non-controlling interest attributable to the Operating Partnership	104,784	101,543
Non-controlling interest attributable to preferred stockholders	125	—
Total equity	759,536	542,876
Total liabilities and equity	$938,839	$609,671

_________________

(1)
Represents the consolidated assets and liabilities of ARIS Operating Partnership L.P., a Delaware limited partnership (the "Operating Partnership"). The Operating Partnership is a consolidated variable interest entity ("VIE"), of which the Company is the sole general partner and owns approximately 86% and 81% as of June 30, 2024 and December 31, 2023, respectively. See "Note 2 - Summary of Significant Accounting Policies" for additional information.

See accompanying notes to unaudited condensed consolidated financial statements.

Apollo Realty Income Solutions, Inc.

Condensed Consolidated Statement of Operations (Unaudited)

(in thousands - except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Rental revenue	$5,056	$1,054	$8,718	$2,047
Total revenues	5,056	1,054	8,718	2,047
Expenses
Rental property operating	$824	$113	$1,397	$205
General and administrative	1,742	1,427	3,280	2,532
Management fee	1,805	699	3,316	1,098
Performance participation allocation	69	146	272	146
Depreciation and amortization	2,127	345	3,582	628
Total expenses	$6,567	$2,730	$11,847	$4,609
Other income
Income from investments in real estate debt	13,451	3,161	24,565	3,896
Other income	1,565	1,560	2,473	2,394
Interest expense	(1,885)	—	(2,654)	—
Total other income	13,131	4,721	24,384	6,290
Net income (loss)	$11,620	$3,045	$21,255	$3,728
Net income (loss) attributable to non-controlling interests in the Operating Partnership	$1,721	$1,124	$3,418	$1,472
Net income (loss) attributable to preferred stockholders	7	—	7	—
Net income (loss) attributable to ARIS stockholders	$9,892	$1,921	$17,830	$2,256
Net income (loss) per share of common stock, basic and diluted	$0.32	$0.22	$0.64	$0.38
Weighted-average shares of common stock outstanding, basic and diluted	30,498,453	8,681,106	27,700,379	5,979,955

See accompanying notes to unaudited condensed consolidated financial statements.

Apollo Realty Income Solutions, Inc.

Condensed Consolidated Statement of Changes in Equity (Unaudited)

(in thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity	Non-Controlling Interest	Total Equity	Redeemable non-controlling interest

Balance at December 31, 2023	21,943	$220	$438,432	$2,681	$441,333	$101,543	$542,876	$967
Common stock issued	4,328	43	89,523	—	89,566	—	89,566	831
Preferred equity issued	—	—	—	—	—	125	125	—
Amortization of restricted stock grants	—	—	25	—	25	—	25	—
Offering costs	—	—	(355)	—	(355)	—	(355)	—
Distribution reinvestments	45	—	944	—	944	1,180	2,124	20
Net income	—	—	—	7,939	7,939	1,666	9,605	31
Share class transfer	25	—	—	—	—	—	—	—
Repurchase of common stock	(7)	—	(154)	—	(154)	—	(154)	—
Distributions to non-controlling interests in the Operating Partnership	—	—	—	—	—	(1,284)	(1,284)	(25)
Distributions declared on common stock	—	—	—	(6,281)	(6,281)	—	(6,281)	—
Balance at March 31, 2024	26,334	$263	$528,415	$4,339	$533,017	$103,230	$636,247	$1,824
Common stock issued	5,881	59	122,311	—	122,370	—	122,370	274
Amortization of restricted stock grants	—	—	25	—	25	—	25	—
Offering costs	—	—	(398)	—	(398)	—	(398)	—
Distribution reinvestments	67		1,409	—	1,409	1,394	2,803	29
Net income	—	—	—	9,892	9,892	1,691	11,583	37
Share class transfer	(70)	—	—	—	—	—	—	—
Repurchase of common stock	(166)	—	(3,442)	—	(3,442)	—	(3,442)	—
Distributions to non-controlling interests in the Operating Partnership	—	—	—	—	—	(1,399)	(1,399)	(31)
Distributions to non-controlling preferred stockholders	—	—	—	—	—	(7)	(7)	—
Distributions declared on common stock	—	—	—	(8,246)	(8,246)	—	(8,246)	—
Balance at June 30, 2024	32,046	$322	$648,320	$5,985	$654,627	$104,909	$759,536	$2,133

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity	Non-Controlling Interest	Total Equity

Balance at December 31, 2022	1,824	$18	$31,367	$(815)	$30,570	$97,721	$128,291
Common stock issued	3,006	30	60,197	—	60,227	—	60,227
Offering costs	—	—	(83)	—	(83)	—	(83)
Contributions from non-controlling interest	—	—	—	—	—	156	156
Net income	—	—	—	335	335	348	683
Balance at March 31, 2023	4,830	$48	$91,481	$(480)	$91,049	$98,225	$189,274
Common stock issued	5,395	54	108,490	—	108,544	—	108,544
Offering costs	—	—	(906)	—	(906)	—	(906)
Distribution reinvestments	6	—	118	—	118	351	469
Amortization of restricted stock grants	—	—	25	—	25	—	25
Share class transfer	(10)	—	—	—	—	—	—
Net income	—	—	—	1,921	1,921	1,124	3,045
Contributions from non-controlling interest	—	—	—	—	—	255	255
Distributions to non-controlling interest	—	—	—	—	—	(1,055)	(1,055)
Distributions declared on common stock	—	—	—	(1,833)	(1,833)	—	(1,833)
Balance at June 30, 2023	10,221	$102	$199,208	$(392)	$198,918	$98,900	$297,818

See accompanying notes to unaudited condensed consolidated financial statements.

Apollo Realty Income Solutions, Inc.

Condensed Consolidated Statement of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Cash flows from operating activities
Net income	$21,255	$3,728
Adjustments to reconcile net income to net cash provided by operating activities:
Management fee	3,316	1,098
Performance participation allocation	272	—
Depreciation and amortization	3,582	628
Straight line rent amortization	(881)	(841)
Above- and below- market lease amortization, net	(361)	5
Amortization of discount/premium	(133)	(67)
Amortization of deferred financing costs	457	—
Amortization of restricted stock awards	50	25
Unrealized (gain)/loss on fair value of investments in real estate debt	(155)	(377)
Realized gain on repayments of real-estate related securities	(43)	—
Changes in assets and liabilities:
Other assets	(277)	(848)
Due to affiliates	444	2,654
Other liabilities	2,003	132
Net cash provided by operating activities	29,529	6,137
Cash flows from investing activities:
Acquisitions of real estate	(107,241)	(46,214)
Capital improvements to real estate	—	(621)
Origination and acquisition of real estate debt	(100,360)	(125,621)
Purchase of real estate-related securities	—	(12,865)
Add-on fundings of commercial mortgage loans	(138,599)	(2,486)
Repayments from real estate-related securities	2,325	—
Cash funded to title agent for loan closing	(11,696)	—
Net cash used in investing activities	(355,571)	(187,807)
Cash flows from financing activities:
Borrowings from secured financings of investments in real estate debt	102,213	—
Payment of deferred financing costs	(125)	—
Proceeds from issuance of common stock	209,324	168,342
Proceeds from issuance of preferred equity	125	—
Distributions paid	(10,822)	(1,350)
Distributions to non-controlling preferred stockholders	(7)	—
Repurchase of common stock	(1,401)	—
Offering costs paid	(474)	(18)
Net cash provided by financing activities	298,833	166,974
Net change in cash, cash equivalents and restricted cash	(27,209)	(14,696)
Cash, cash equivalents and restricted cash, beginning of period	95,205	131,589
Cash, cash equivalents and restricted cash, end of period	$67,996	$116,893

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	67,558	116,893
Restricted cash	438	—
Total cash, cash equivalents and restricted cash	$67,996	$116,893
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,766	$—
Non-cash investing and financing activities:
Investments purchased but not settled	$3,990	$—
Accrued offering costs due to affiliate	$272	$971
Accrued stockholder servicing fees due to affiliate	$7	$—
Transfer of shares from Class F-I shares to Class A-I shares	$107,905	$103,982
Distribution reinvestments	$4,977	$469
Distributions accrued and not paid	$3,367	$1,069
Accrued repurchases	$2,195	$—
Issuance of Class E shares for payment of management fee	$2,612	$—
Redeemable non-controlling interest issuance as Class E units of the Operating Partnership for payment of management fee	$543	$—
Redeemable non-controlling interest issuance as Class E units of the Operating Partnership for payment of performance participation allocation	$562	$—
Allocation to redeemable non-controlling interests	$68	$—

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

As of June 30, 2024, the Company owned five properties, had sixteen investments in commercial real estate debt, and held fifteen real estate-related securities. The Company currently operates in two reportable segments: Real Estate and Real Estate Debt. See "Note 17 - Segment Reporting" for additional information.

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

These unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position, results of operations and cash flows have been included. The Company's results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full year or any other future period.

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

Non-controlling interests in the Operating Partnership represent limited partnership units of the Operating Partnership ("Operating Partnership units") that are held by third parties, including the Adviser, and Operating Partnership units issued to the Adviser under an advisory agreement by and among the Company, the Operating Partnership and the Adviser (as amended, restated or otherwise modified from time to time, the "Advisory Agreement"). Operating Partnership units may be redeemed for cash, or at the Company's option, for shares of common stock of the Company on a one-for-one basis, unless those units are held by the Adviser or Special Limited Partner, in which case such Operating Partnership units shall be redeemed for shares of common stock of the Company or cash, at the holder's election. Since the number of shares of common stock outstanding is equal to the number of Operating Partnership units owned by the Company, the redemption value of each common unit of the Operating Partnership is equal to the market value of each share of common stock and distributions paid to each unitholder is equivalent to dividends paid to common stockholders, per respective share class.

Cash and Cash Equivalents

Cash and cash equivalents represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. As of June 30, 2024 and December 31, 2023, the Company held $67.6 million and $95.2 million of cash and cash equivalents, respectively.

Restricted Cash

Restricted cash represents cash held in a deposit account controlled by a third party and tenant security deposits. As of June 30, 2024, the Company held $0.4 million in restricted cash. The Company did not have any restricted cash as of December 31, 2023.

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

As of June 30, 2024, the Company's investments in real estate debt consisted of commercial mortgage and mezzanine loans secured by real estate assets and real estate-related securities. The Company has elected the fair value option ("FVO") for investments in commercial mortgage and mezzanine loans secured by real estate assets as the Company believes fair value provides a more accurate depiction of the value of these assets. During the six months ended June 30, 2024, real-estate related securities met the criteria to be classified as trading securities under ASC 320, "Investments". The Company generally determines the fair value of its investments in real estate debt by utilizing third-party pricing service providers whenever available.

The Company's investments in commercial mortgage and mezzanine loans are unlikely to have readily available market quotations. In such cases, the Company will generally determine the initial value based on the acquisition price of such investment if acquired by the Company or the par value of such investment if originated by the Company. Following the initial measurement, the Company will determine fair value by utilizing or reviewing certain of the following (i) market yield data, (ii) discounted cash flow modeling, (iii) collateral asset performance, (iv) local or macro real estate performance, (v) capital market conditions, (vi) debt yield or loan-to-value ratios, and (vii) borrower financial condition and performance. The inputs used in determining the fair value of the Company's investments in commercial mortgage and mezzanine loans are considered Level 3.

The fair value of real estate-related securities may be determined by using third-party pricing service providers or broker-dealer quotes, reported trades or valuation estimates from their internal pricing models to determine the reported price. The inputs used in determining the fair value of the Company's investments in real estate-related securities are considered Level 2.

The following table details the Company's assets measured at fair value on a recurring basis ($ in thousands):

	June 30, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in real estate debt	$—	$27,317	$541,827	$569,144	$—	$25,321	$302,868	$328,189
Total	$—	$27,317	$541,827	$569,144	$—	$25,321	$302,868	$328,189

The following table details the Company's assets measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

Investments in Real Estate Debt
Balance as of December 31, 2023	$302,868
Originations, acquisitions, and add on fundings	238,959
Amortization of discount/premium	133
Included in net income:
Unrealized gain/(loss) from investments in real estate debt	(133)
Balance as of June 30, 2024	$541,827

The following table contains the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy ($ in thousands):

	June 30, 2024
	Fair Value	Valuation Technique	Unobservable Inputs	Rate Range	Impact to Valuation from an Increase in Input
Assets:
Investments in real estate debt	$541,827	Discounted cash flow	Discount rate	6.50%-12.75%	Decrease

	December 31, 2023
	Fair Value	Valuation Technique	Unobservable Inputs	Rate Range	Impact to Valuation from an Increase in Input
Assets:
Investments in real estate debt	$302,868	Discounted cash flow	Discount rate	8.41%-10.00%	Decrease

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

The Company's investments in real estate are stated at cost and are generally depreciated on a straight-line basis over the estimated useful lives of the assets as follows:

Description	Depreciable Life
Buildings	39 - 50 years
Buildings and land improvements	10 - 15 years
Furniture, Fixtures & Equipment	10 years
Lease intangibles and leasehold improvements	Lease term

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

Real estate assets will be evaluated for impairment on a quarterly basis. The Company will consider the following factors when performing its impairment analysis: (1) management, having the authority to approve the action, commits to a plan to sell the asset; (2) significant negative industry and economic outlook or trends; (3) expected material costs necessary to extend the life or operate the real estate asset; and (4) its ability to hold and dispose of the real estate asset in the ordinary course of business. A real estate asset is considered impaired when the sum of estimated future undiscounted cash flows to be generated by the real estate asset over the estimated remaining holding period is less than the carrying value of such real estate asset. An impairment charge is recorded equal to the excess of the carrying value of the real estate asset over the fair value. When determining the fair value of a real estate asset, the Company makes certain assumptions including, but not limited to, consideration of projected operating cash flows, comparable selling prices and projected cash flows from the eventual disposition of the real estate asset based upon its estimate of a capitalization rate and discount rate. As of June 30, 2024, the Company had not recorded any impairments on its investments in real estate.

Investments in Real Estate Debt

The Company's investments in real estate debt consist of commercial mortgage and mezzanine loans secured by real estate and real estate-related securities. The Company has elected the FVO for its commercial mortgage and mezzanine loans secured by real estate. During the six months ended June 30, 2024, real-estate related securities met the criteria to be classified as trading securities under ASC 320, "Investments". Trading securities are recognized on a trade date basis. The unrealized gain or loss associated with holding real estate debt investments at fair value are recorded as a component of income from investments in real estate debt on the Company's condensed consolidated statement of operations. For the three and six months ended June 30, 2024 the Company recorded de minimis and $0.2 million of unrealized gain on its investments in real estate debt, respectively.

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

Revenue Recognition

The Company's rental revenue consists of base rent and tenant reimbursement income arising from tenant leases at the Company's properties under operating leases. Base rent is recognized on a straight-line basis over the life of the lease, including any rent step ups or abatements. Revenues from the Company's multifamily properties are recorded when due from tenants and are recognized monthly as they are earned, which generally approximates a straight-line basis. The Company accounts for base rental revenue (lease component) and common area expense reimbursement (non-lease component) as one lease component under Accounting Standards Codification ("ASC") 842, "Leases". Additionally, the Company also includes the non-components of its leases, such as the reimbursement of utilities, insurance and real estate taxes, within this lease component.

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

Commercial mortgage and mezzanine loans that are significantly past due may be placed on non-accrual status if the Company determines it is probable that it will not collect all payments which are contractually due. When a loan is placed on non-accrual status, interest is only recorded as interest income when it is received. A loan may be placed back on accrual status if the Company determines it is probable that it will collect all payments which are contractually due.

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

The restricted stock grants of Class E shares held by the Company's directors are considered to be participating securities because they contain non-forfeitable rights to distributions. The impact of these restricted stock grants on basic and diluted earnings per common share ("EPS") has been calculated using the two-class method whereby earnings are allocated to the restricted stock grants based on dividends declared and the restricted stocks' participation rights in undistributed earnings. As of June 30, 2024 and December 31, 2023, the effects of the two-class method on basic and diluted EPS were not material to the Company's condensed consolidated financial statements.

Organization and Offering Expenses

The Adviser has agreed that it and/or its affiliates will advance all organization and offering expenses on behalf of the Company (including legal, accounting, and other expenses attributable to the Company's organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) through December 22, 2023. The Company will reimburse the Adviser and its affiliates for all such advanced expenses ratably over a 60-month period beginning on December 22, 2024.

Organization costs are expensed as incurred and recorded as expenses on the Company's condensed consolidated statement of operations and offering costs are charged to equity as such amounts are incurred. As of June 30, 2024 and December 31, 2023, the Adviser and its affiliates had incurred organization and offering costs on the Company's behalf of $8.0 million and $7.9 million, respectively, consisting of offering costs of $6.5 million and $6.4 million, respectively, and organization costs of $1.5 million. Such costs became the Company's liability on December 22, 2022, the date on which the proceeds from the Offering were released from escrow. These organization and offering costs are recorded as a component of due to affiliates on the Company's condensed consolidated balance sheet.

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

The following table details the selling commissions, dealer manager fees, and stockholder servicing fees for each applicable share class as of June 30, 2024:

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

The Dealer Manager has entered into agreements with selected dealers that agree to distribute the Company's shares in the Offering, which will provide, among other things, for the reallowance of the full amount of the selling commissions and stockholder servicing fees to such selected dealers. The Company will cease paying the stockholder servicing fee with respect to any Class S share, Class D share, Class F-S share, or Class F-D share held in a stockholder's account at the end of the month in which the total selling commissions, dealer manager fees and stockholder servicing fees paid with respect to such shares would exceed, in the aggregate, 8.75% of the gross proceeds from the sale of such share. There will not be a stockholder servicing fee, upfront selling commission or dealer manager fee with respect to Class I shares, Class F-I shares, Class A-I shares, Class A-II shares, and Class A-III shares. The Company will accrue the cost of the stockholder servicing fee as an offering cost at the time of each Class S share, Class D share, Class F-S share, and Class F-D share is sold during the primary offering. As of June 30, 2024, the Company had accrued $7 thousand of stockholder servicing fees related to Class S shares sold. Such fees are recorded as a component of due to affiliates on the Company's condensed consolidated balance sheet.

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

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" ("ASU 2023-07"). ASU 2023-07 intends to improve reportable segment disclosure requirements, enhance interim disclosure requirements and provide new segment disclosure requirements for entities with a single reportable segment. The guidance is mandatorily effective for the Company in its annual report on Form 10-K for the year ended December 31, 2024 and in interim periods in 2025; however early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

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

Note 3 - Investments in Real Estate

Investments in real estate, net consisted of the following ($ in thousands):

	June 30, 2024	December 31, 2023
Building and building improvements	$219,680	$132,792
Land and land improvements	29,111	22,707
Furniture, fixtures and equipment	1,094	—
Tenant improvements	2,513	621
Total	252,398	156,120
Accumulated depreciation	(3,911)	(1,607)
Investment in real estate, net	$248,487	$154,513

During the six months ended June 30, 2024, the Company acquired the following properties, that qualified as asset acquisitions ($ in thousands):

	Property Type	Acquisition Date	Purchase Price
Hampton Rivers Property	Multifamily	May 2024	$49,402
PepsiCo / Quaker Distribution Center	Industrial	May 2024	57,839
Total acquisitions			$107,241

The following table summarizes the purchase price allocation for the properties acquired during the six months ended June 30, 2024 ($ in thousands):

	Hampton Rivers Property	PepsiCo / Quaker Distribution Center	Total
Building and building improvements	$43,844	$43,044	$86,888
Land and land improvements	3,770	2,634	6,404
In-place lease intangibles	694	9,256	9,950
Furniture, fixtures and equipment	1,094	—	1,094
Tenant improvements	—	1,892	1,892
Above-market lease intangibles	—	1,013	1,013
Total purchase price	$49,402	$57,839	$107,241

Intangible assets are recorded in other assets on the accompanying condensed consolidated balance sheet. The intangibles of the properties are amortized over the remaining lease terms that they were derived from. As a result, the Company's intangibles have a weighted average amortization period of approximately 12 years. As of June 30, 2024 and December 31, 2023, the Company did not recognize any impairment on its real estate investments.

Note 4 - Investments in Real Estate Debt

The following table details the Company's investments in real estate debt as of June 30, 2024 ($ in thousands):

____________

	June 30, 2024
Type of Investment in Real Estate Debt	Number of Positions	Weighted Average Coupon (1)	Weighted Average Maturity Date (2)	Face Amount	Cost Basis	Fair Value
Commercial mortgage loan	15	8.9%	March 2028	$491,827	$491,760	$491,827
Mezzanine loan	1	10.0%	September 2026	50,000	50,000	50,000
Real estate-related securities	15	7.0%	December 2037	27,356	27,021	27,317
Total investments in real estate debt:	31	8.9%	July 2028	$569,183	$568,781	$569,144

The following table details the Company's investments in real estate debt as of December 31, 2023 ($ in thousands):

	December 31, 2023
Type of Investment in Real Estate Debt	Number of Positions	Weighted Average Coupon (1)	Weighted Average Maturity Date (2)	Face Amount	Cost Basis	Fair Value
Commercial mortgage loan	11	9.1%	September 2027	$252,868	$252,668	$252,868
Mezzanine loan	1	10.0%	September 2026	50,000	50,000	50,000
Real estate-related securities	14	7.0%	May 2037	25,811	25,314	25,321
Total investments in real estate debt:	26	9.3%	April 2028	$328,679	$327,982	$328,189

(1)
Based on applicable benchmark rates as of June 30, 2024 and December 31, 2023, respectively.
(2)
Weighted average maturity date is based on fully extended maturity.

All of the Company's real estate-related securities have maturity dates greater than ten years from June 30, 2024.

The table below details the type of properties securing the loans in the Company's portfolio at the dates indicated ($ in thousands):

	June 30, 2024		December 31, 2023
Property Type	Fair Value	% of Portfolio	Fair Value	% of Portfolio
Multifamily	$236,737	43.7%	$110,670	36.6%
Industrial	98,570	18.2%	91,292	30.1%
Hotel	94,380	17.4%	48,795	16.1%
Data Center	75,732	14.0%	40,651	13.4%
Self-Storage	30,330	5.6%	8,884	2.9%
Other(1)	6,078	1.1%	2,576	0.9%
Total	$541,827	100.0%	$302,868	100.0%
(1)
Other property types represents productions studio.

The table below details the geographic distribution of the properties securing the loans in the Company's portfolio at the dates indicated ($ in thousands):

	June 30, 2024		December 31, 2023
Geographic Location	Fair Value	% of Portfolio	Fair Value	% of Portfolio
Northeast	$215,800	39.8%	$169,829	56.1%
West	143,598	26.5%	32,841	10.8%
Mid-Atlantic	82,966	15.3%	44,166	14.6%
Southwest	49,791	9.2%	18,400	6.1%
Southeast	25,730	4.7%	27,582	9.1%
Midwest	23,942	4.5%	10,050	3.3%
Total	$541,827	100.0%	$302,868	100.0%

The total income from investments in real estate debt disclosed on the Company's condensed consolidated statement of operations relates to interest income, upfront fees recognized, and unrealized gain on these investments in real estate debt. For the three and six months ended June 30, 2024 the Company recorded de minimis and $0.2 million of unrealized gain on its investments in real estate debt, respectively. For the three and six months ended June 30, 2023, the Company recorded $0.4 million of unrealized gain on its investments in real estate debt.

Note 5 - Other Assets

The following table details the components of the Company's other assets at the dates indicated ($ in thousands):

	June 30, 2024	December 31, 2023
Real estate intangibles, net	$35,386	$25,734
Cash held by title agent (1)	11,696	—
Interest receivable	2,652	1,727
Straight-line rent receivable	2,306	1,425
Other	1,172	1,821
Deferred financing costs, net	—	1,057
Total	$53,212	$31,764

(1) Cash held by title agent represents cash funded for an investment closing that was not yet complete as of June 30, 2024

Note 6 - Intangibles

The gross carrying amount and accumulated amortization of the Company's intangible assets consisted of the following as of the dates indicated ($ in thousands):

	June 30, 2024	December 31, 2023
Intangible assets:
In-place lease intangibles	$36,313	$26,363
Above-market lease intangibles	1,338	325
Total intangible assets	37,651	26,688
Accumulated amortization:
In-place lease amortization	(2,215)	(937)
Above-market lease amortization	(50)	(17)
Total real estate intangible assets, net	$35,386	$25,734
Intangible liabilities
Below-market lease intangibles	$(10,855)	$(10,855)
Total intangible liabilities	(10,855)	(10,855)
Accumulated amortization:
Below-market lease amortization	620	226
Total real estate intangible liabilities, net	$(10,235)	$(10,629)

The estimated future amortization on the Company's intangibles for each of the next five years and thereafter as of June 30, 2024, is as follows ($ in thousands):

	In-Place Lease Intangibles	Above-Market Intangibles	Below-Market Intangibles
2024 (remaining)	2,264	88	(388)
2025	3,486	177	(775)
2026	3,486	177	(775)
2027	3,486	177	(775)
2028	3,472	177	(756)
Thereafter	17,904	492	(6,766)
	$34,098	$1,288	$(10,235)

Note 7 - Leases

Lessor

The Company’s rental revenue consists of rent earned from the operating leases at the Company’s industrial, retail and multifamily properties. The leases at the Company’s industrial and retail properties generally includes a fixed base rent, subject to annual step-ups, and a variable component. The variable component of the Company’s operating leases primarily consists of the reimbursement of operating expenses such as real estate taxes, insurance, and common area maintenance costs.

The following table summarizes the fixed and variable components of the Company's operating leases ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Fixed lease payments	$3,987	$945	$7,057	$1,849
Variable lease payments	898	112	1,300	203
Lease Revenue	$4,885	$1,057	$8,357	$2,052
Above- and below-market lease amortization	171	(3)	361	(5)
Rental Revenue	$5,056	$1,054	$8,718	$2,047

The following table presents the undiscounted future minimum rents the Company expects to receive for its industrial, retail and multifamily properties as of June 30, 2024 ($ in thousands):

Year	Future Minimum Rents
2024	$8,206
2025	15,574
2026	15,314
2027	15,749
2028	16,141
Thereafter	93,855
Total	$164,839

Note 8 - Mortgage Notes

During October 2023, the Company entered into a $36.0 million, non-amortizing, mortgage loan secured by one of its real estate equity properties. The loan has a fixed interest rate of 6.05% and a five year term with a maturity date in November 2028. There have been no repayments on this mortgage loan during the three and six months ended June 30, 2024. At June 30, 2024 and December 31, 2023, the mortgage note is carried net of unamortized deferred financing costs of $0.4 million and $0.5 million, respectively, on the Company's condensed consolidated balance sheet. During the three and six months ended June 30, 2024, the Company recorded $21 thousand and $42 thousand of deferred financing cost amortization, respectively, which is included within interest expense in the condensed consolidated statement of operations. The Company is in compliance with all covenants as of June 30, 2024.

Note 9 - Secured Financings on Investments in Real Estate Debt

During October 2023, certain indirect subsidiaries (the "Sellers") of the Company entered into a Master Repurchase Agreement (the "JPM Repurchase Agreement") with JPMorgan Chase Bank, National Association (the "Buyer"). The JPM Repurchase Agreement provides for a maximum aggregate purchase price of $250.0 million and has a three-year term plus two one-year extension options (the "JPM Repurchase Facility"). Subject to the terms and conditions thereof, the JPM Repurchase Agreement provides for the purchase, sale and repurchase of commercial mortgage loans and participation interests in performing commercial mortgage loans satisfying certain conditions set forth in the JPM Repurchase Agreement. The Operating Partnership has agreed to provide a limited guarantee of the obligations of the Sellers under the JPM Repurchase Agreement. The Company may be required to provide additional collateral in the form of cash, securities, or other assets if the market value of the Company's pledged commercial mortgage loans decline.

The Company's borrowings under secured financings on investments in real estate debt at June 30, 2024 are detailed in the following table ($ in thousands):

	Maximum Amount of Borrowings	Borrowings Outstanding	Weighted Average Borrowing Costs	Maturity Date (1)
JPM Repurchase Agreement	$250,000	$102,213	SOFR + 2.73%	October 2028
Less: Unamortized deferred financing costs	N/A	(769)
	$250,000	$101,444
(1)
Maturity date assumes extensions at the Company's option are exercised with consent of the financing provider.

At June 30, 2024, the Company's borrowings had the following maturities ($ in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
JPM Repurchase Agreement	$-	17,500	84,713	-	$102,213

The table above assumes extensions at the Company's option are exercised with consent of financing providers, where applicable.

The Company did not have any outstanding borrowings as of December 31, 2023.

Debt Covenants

The guarantees related to the Company's secured financing contains the following financial covenants: (i) while tangible net worth is equal to or less than $450.0 million, the Company's net asset value is not permitted to decline by 20% from the preceding quarter or 40% from the preceding calendar year; (ii) net asset value can not decline by 50% or more from the Company's net asset value at the time of closing the JPM Repurchase Agreement; (iii) the Company's ratio of total indebtedness to tangible net worth cannot be greater than 3.00:1; and (iv) the Company's liquidity cannot be less than an amount equal to the greater of 5% of total recourse indebtedness or $30.0 million.

The Company was in compliance with the covenants under its secured financing as of June 30, 2024 and December 31, 2023. The impact of macroeconomic conditions on the commercial real estate markets and global capital markets, including increased interest rates, changes to fiscal and monetary policy, slower economic growth or recession, labor shortages, and recent distress in the banking sector, may make it more difficult to meet or satisfy these covenants in the future.

Note 10 - Other Liabilities

The following table details the components of the Company's other liabilities at the date indicated ($ in thousands):

	June 30, 2024	December 31, 2023
Below market lease intangibles, net	$10,235	$10,629
Settlement payment due for investment acquisition	3,990	-
Distribution payable	3,367	1,900
Accounts payable and accrued expenses	3,219	1,816
Accrued repurchases	2,195	-
Real estate taxes payable	857	61
Total	$23,863	$14,406

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

The Special Limited Partner holds a performance participation interest in the Operating Partnership that entitles it to receive an allocation from the Operating Partnership on Class S shares, Class D shares, and Class I shares equal to 12.5% of the annual Total Return, subject to a 5% annual Hurdle Amount and a High Water Mark, with a Catch-Up (each term as defined in the limited partnership agreement of the Operating Partnership, by and among the Company, as general partner, the Special Limited Partner and the limited partners party thereto from time to time (as amended, restated or otherwise modified from time to time, the "Limited Partnership Agreement")). On Class F-S shares, Class F-D shares, and Class F-I shares, the Special Limited Partner is entitled to receive an allocation equal to 9.0% of the annual Total Return, subject to a 5% annual Hurdle Amount and a High Water Mark, with a Catch-Up (each term as defined in the Limited Partnership Agreement). Such allocation will accrue monthly and be paid annually. There is no performance participation interest with respect to Class A-I shares, Class A-II shares, Class A-III shares, and Class E shares. The performance participation interest is paid, at the Adviser's election, in cash, Class E shares, Class E units or any combination thereof. During the three and six months ended June 30, 2024, the Company accrued $0.1 million and $0.3 million of performance participation allocation, respectively. During the three and six months ended June 30, 2023, the Company accrued $0.1 million of performance participation allocation.

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

In each case, there will be no related offset to the Company. During the six months ended June 30, 2024, the Company incurred $0.1 million of expenses for services provided by Nations.

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

From time to time, the Company makes co-investments in commercial mortgage and mezzanine loans alongside Apollo affiliates. As of June 30, 2024, all of the Company's investments in commercial mortgage and mezzanine loans were pari-passu co-investments with Apollo affiliates.

The Company may also offer Class E shares, which will only be available to certain of Apollo's affiliates and employees, in one or more private placements. These shares are not being offered to the public pursuant to the Offering and will not incur any upfront selling costs, ongoing servicing costs, management fee or performance participation allocation.

On February 18, 2022, the Company was capitalized with a $0.2 million investment by Apollo ARIS Holdings LLC, an indirect wholly-owned subsidiary of Apollo, in exchange for 10,000 Class I shares. On November 11, 2022, 10,000 Class I shares held by Apollo ARIS Holdings LLC were exchanged for 10,000 F-I shares. Apollo ARIS Holdings LLC has elected to reinvest the dividends declared on its shares, which has corresponded to the issuance of 136 and 251 additional Class F-I shares to Apollo ARIS Holdings LLC in lieu of cash for the dividends paid during the three and six months ended June 30, 2024, respectively.

On November 29, 2022, the Company and the Operating Partnership entered into a subscription agreement with an affiliate of Apollo to issue 5,000,000 Class A-I units for the aggregate consideration of $100.0 million. In May 2023 such affiliate of Apollo elected to reinvest its dividends. In connection with such dividend reinvestment, the Company issued 66,510 and 123,212 Class A-I units in lieu of cash for the dividends paid during the three and six months ended June 30, 2024, respectively.

Due to Affiliates

The following table details the Company's expenses that are due to its Adviser:

	June 30, 2024	December 31, 2023
Organization and offering	$7,983	$7,906
General and administrative	7,339	6,895
Management fee payable	629	468
Accrued performance participation allocation	272	562
Accrued stockholder servicing fee	7	—
Total	$16,230	$15,831

Organization and Offering Expenses

The Adviser has advanced $8.0 million of organization and offering expenses (including legal, accounting, and other expenses attributable to the Company's organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) on behalf of the Company through June 30, 2024. The Adviser advanced all of the Company's organization and offering expenses on behalf of the Company through December 22, 2023. The Company will reimburse the Adviser for all such advanced costs ratably over a 60 month period beginning on December 22, 2024.

General and Administrative Expenses

The Adviser has agreed that it and/or its affiliates will advance certain general and administrative expenses on behalf of the Company through December 22, 2023. The Adviser has advanced $7.3 million of general and administrative expenses on the Company's behalf as of June 30, 2024. The Company will reimburse the Adviser for all such advanced costs ratably over a 60 month period beginning on December 22, 2024.

Management Fee Payable

The Adviser is entitled to a management fee equal to 1.25% of NAV per annum, payable monthly on Class S shares, Class D shares, and Class I shares. The Adviser will be paid a management fee equal to 1.0% of NAV per annum, payable monthly on Class F-S shares, Class F-D shares, Class F-I shares, and Class A-I shares. The Adviser will be paid a management fee equal to 1.0% of NAV for Class A-II shares per annum payable monthly; and provided that, for the period from April 1, 2023 through September 1, 2026, this management fee will be reduced to 0.92% of NAV for Class A-II shares per annum payable monthly. The Adviser will be paid a management fee equal to 1.0% of NAV for Class A-III shares per annum payable monthly; and provided that, for the period from April 1, 2023 through January 2, 2027, this management fee will be reduced to 0.85% of NAV for Class A-III shares per annum payable monthly. The management fee will be paid, at the Adviser's election, in cash, Class E shares, Class E units or any combination thereof. During the three and six months ended June 30, 2024, the Company incurred $1.8 million and $3.3 million of management fees, respectively.

During the three months ended June 30, 2024, the Company issued 68,081 Class E shares and 13,048 Class E units to the Adviser as payment for its management fee. The shares and units issued to the Adviser for payment of the management fee were issued at the applicable NAV per share/unit at the end of each month for which the fee was earned, in reliance upon the exemption from registration set forth in Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act"). The Adviser did not submit any repurchase requests for any shares or Operating Partnership units previously issued as payment for the management fee during the three and six months ended June 30, 2024.

The Adviser has elected to reinvest the dividends declared on the shares and Operating Partnership units issued for its management fee. In connection with such dividend reinvestment, the Company issued (i) 2,767 and 4,388 Class E shares and (ii) 988 and 1,678 Class E units to the Adviser in lieu of cash for the dividends paid during the three and six months ended June 30, 2024, respectively.

Stockholder Servicing Fee Payable

The Company accrues the full amount of the future stockholder servicing fees payable to the Dealer Manager, up to 8.75% of the gross proceeds limit, at the time such shares are sold. The Dealer Manager has entered into agreements with the selected dealers distributing the Company’s shares as part of its continuous public offering, that provide, among other things, for the payment of the full amount of the selling commissions and dealer manager fee, and all or a portion of the stockholder servicing fees received by the Dealer Manager to such selected dealers. During the three and six months ended June 30, 2024, the Company accrued $7 thousand of stockholder servicing fees related to Class S shares sold.

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

The following table summarizes the grants, vesting and forfeitures of restricted common stock during the six months ended June 30, 2024:

Type	Restricted Stock	Grant Date Fair Value ($ in thousands)
Outstanding as of December 31, 2023	4,948
Granted	4,763	100
Vested	(4,948)	—
Forfeiture	—	—
Outstanding as of June 30, 2024	4,763

Restricted Stock Grants

During the three and six months ended June 30, 2024, the Company issued 4,763 Class E shares to the independent directors of the Company's board of directors to cover the restricted stock portion of the annual base director's fee for the independent directors' services to the Company. The fair value of these shares was determined using the most recently available NAV and they are subject to a one year vesting period.

During the three and six months ended June 30, 2024, the Company recorded $25 thousand and $50 thousand of restricted stock amortization as general and administrative expenses in the condensed consolidated statement of operations, respectively. There are nine months of remaining amortization related to the grants of restricted stock, which represents unrecognized compensation cost of $75 thousand as of June 30, 2024.

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

As of June 30, 2024 and December 31, 2023, the Company had the following classes of common stock authorized, issued and outstanding:

	June 30, 2024		December 31, 2023
Classification	Shares Authorized	Shares Issued and Outstanding	Shares Authorized	Shares Issued and Outstanding
Preferred Stock, $0.01 par value per share	100,000,000	—	100,000,000	—
Class S Shares, $0.01 par value per share	100,000,000	4,795	100,000,000	—
Class D Shares, $0.01 par value per share	100,000,000	—	100,000,000	—
Class I Shares, $0.01 par value per share	100,000,000	361,468	100,000,000	—
Class F-S Shares, $0.01 par value per share	100,000,000	—	100,000,000	—
Class F-D Shares, $0.01 par value per share	100,000,000	—	100,000,000	—
Class F-I Shares, $0.01 par value per share	100,000,000	1,564,120	100,000,000	4,820,377
Class A-I Shares, $0.01 par value per share	100,000,000	13,274,746	100,000,000	17,016,652
Class A-II Shares, $0.01 par value per share	100,000,000	16,583,219	100,000,000	—
Class A-III Shares, $0.01 par value per share	100,000,000	—	100,000,000	—
Class E Shares, $0.01 par value per share	100,000,000	258,683	100,000,000	105,707
Total	1,100,000,000	32,047,031	1,100,000,000	21,942,736

Common Stock

The following table details the movement in the Company's outstanding shares of common stock:

	Class I	Class S	Class F-I	Class A-I	Class A-II	Class E
Beginning balance, December 31, 2023	—	—	4,820,377	17,016,652	—	105,707
Common stock issued	201,505	—	594,229	1,787,026	1,671,686	73,366
Repurchase of common stock	—	—	(2,476)	—	(5,000)	—
Dividend reinvestment	272	—	3,824	37,473	2,189	1,620
Share class transfer	—	—	—	(12,477,404)	12,502,989	—
Ending balance, March 31, 2024	201,777	—	5,415,954	6,363,747	14,171,864	180,693
Common stock issued	157,759	4,795	1,461,907	1,702,361	2,479,255	75,223
Repurchase of common stock	—	—	(92,330)	(1,235)	(72,253)	—
Dividend reinvestment	1,932	—	4,197	54,101	4,353	2,767
Share class transfer	—	—	(5,225,608)	5,155,772	—	—
Ending balance, June 30, 2024	361,468	4,795	1,564,120	13,274,746	16,583,219	258,683

On January 3, 2024 (the "Exchange Date"), approximately 12,477,404 Class A-I shares were exchanged for 12,502,989 Class A-II shares at an exchange rate based on the NAV per share for the Class A-I shares and the Company's total NAV per share as of the Exchange Date.

On April 2, 2024 (the "Second Exchange Date"), 5,225,608 Class F-I shares were exchanged for 5,155,772 Class A-I shares at an exchange rate based on the NAV per share for the Class F-I shares and Class A-I shares as of the Second Exchange Date.

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

The following table details the aggregate distributions declared for each applicable class of common stock:

	Three Months Ended June 30, 2024
	Class I	Class S	Class F-I	Class A-I	Class A-II	Class E
Aggregate gross distribution declared per share of common stock	$0.3206	$0.2138	$0.3206	$0.3206	$0.3206	$0.3206
Management fee per share of common stock	(0.0656)	(0.0438)	(0.0521)	(0.0527)	(0.0485)	—
Stockholder servicing fee per share of common stock	—	(0.0296)	—	—	—	—
Net distribution declared per share of common stock	$0.2550	$0.1404	$0.2685	$0.2679	$0.2721	$0.3206

	Six Months Ended June 30, 2024
	Class I	Class S	Class F-I	Class A-I	Class A-II	Class E
Aggregate gross distribution declared per share of common stock	$0.5247	$0.2138	$0.6219	$0.6219	$0.6219	$0.6219
Management fee per share of common stock	(0.1092)	(0.0438)	(0.1039)	(0.1051)	(0.0967)	—
Stockholder servicing fee per share of common stock	—	(0.0296)	—	—	—	—
Net distribution declared per share of common stock	$0.4155	$0.1404	$0.5180	$0.5168	$0.5252	$0.6219

Repurchases

During the three months ended June 30, 2024 the Company repurchased 1,235 Class A-I shares, 72,253 Class A-II shares, and 92,330 Class F-I shares for a total of $3.4 million. During the six months ended June 30, 2024 the Company repurchased 1,235 Class A-I shares, 77,253 Class A-II shares, and 94,807 Class F-I shares for a total of $3.6 million. The Company had no unfulfilled repurchase requests as of June 30, 2024.

Redeemable Non-Controlling Interest

In connection with its management fee, the Adviser has elected to receive Class E units. See Note 11 - Related Party Transactions for additional information on the Advisers interest. In November 2023, the Limited Partnership Agreement was updated to enable the Adviser to redeem their Class E units for Class E shares or cash at its election. As of that date the Company has classified these Class E units as redeemable non-controlling interest in mezzanine equity on the Company's condensed consolidated balance sheet. The redeemable non-controlling interest is recorded at the greater of the carrying amount, adjusted for its share of the allocation of income or loss and dividends, or the redemption value, which is equivalent to fair value, of such Operating Partnership units at the end of each measurement period.

The following table details the redeemable non-controlling interest activity related to the Adviser for the three and six months ended June 30, 2024 ($ in thousands):

Adviser
Balance at December 31, 2023	$967
Settlement of management fees	543
Settlement of performance participation allocation	562
GAAP income allocation	68
Distributions	(56)
Reinvestment of distributions	49
Fair value allocation	-
Balance at June 30, 2024	$2,133

As of June 30, 2024 the carrying value of the redeemable non-controlling interest approximated the fair value.

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

During the three and six months ended June 30, 2024, the Company issued 13,048 and 25,932 Class E units, respectively, to the Adviser for the management fee earned on the Operating Partnership units issued to an affiliate of Apollo, mentioned above.

During the three and six months ended June 30, 2024, the Company issued zero and 26,977 Class E units, respectively, to the Special Limited Partner for performance participation allocation earned in 2023.

Currently all Operating Partnership unitholders have elected to reinvest their dividends. In connection with such dividend reinvestment, in lieu of cash for dividends paid during the three and six months ended June 30, 2024, the Company issued 66,510 and 123,212 Class A-I units and 1,406 and 2,348 Class E units, respectively.

Non-Controlling Interests Attributable to Preferred Stockholders

A subsidiary of the Company intends to elect to be taxed as a REIT for U.S. federal income tax purposes. This subsidiary has issued preferred non-voting shares to be held by investors to ensure compliance with the Code requirement that REITs have at least 100 shareholders. The preferred shares have a face amount of $1,000 and carry a 12.0% annual dividend payable annually. As of June 30, 2024, this subsidiary had $125,000 of preferred non-voting shares outstanding.

Note 15 - Earnings per Share

The Company's net income (loss) and weighted average number of shares outstanding for the three and six months ended June 30, 2024, and the three months ended June 30, 2023, consists of the following (in thousands except per share information):

Basic and Diluted Net Loss per Share Attributable to ARIS Stockholders	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income (loss) attributable to ARIS stockholders	$9,892	$1,921	$17,830	$2,256
Denominator:
Basic and diluted weighted average shares of common stock outstanding (1)	30,498	8,681	27,700	5,980
Basic and diluted net income (loss) per share of common stock	$0.32	$0.22	$0.64	$0.38

(1) The weighted average shares of common stock outstanding are inclusive of outstanding restricted stock grants, the impact of which is not material to the basic and diluted net income (loss) per share of common stock.

Note 16 - Commitments and Contingencies

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2024 and December 31, 2023, the Company was not subject to any material litigation nor is the Company aware of any material litigation threatened against it.

As of June 30, 2024, the Company had $279.2 million of unfunded commitments related to its investments in real estate debt. The timing and amounts of fundings are uncertain as these commitments relate to loans for construction costs, capital expenditures, leasing costs, interest and carry costs, among others. As such, the timing and amounts of future fundings depend on the progress and performance of the underlying assets of the Company's investments in real estate debt.

Note 17 - Segment Reporting

The Company operates in two reportable segments: Real Estate and Real Estate Debt. The Company allocates resources and evaluates results based off of the performance of each segment individually. The Company believes that Segment Net Operating Income is the key performance metric that captures the unique operating characteristics of each segment.

The following table sets forth the total assets by segment as of June 30, 2024 and December 31, 2023 ($ in thousands):

	June 30, 2024	December 31, 2023
Real Estate	$287,350	$183,492
Real Estate Debt	583,493	330,974
Other Corporate	67,996	95,205
Total Assets	$938,839	$609,671

The following table sets forth the financial results by segment for the three months ended June 30, 2024 ($ in thousands):

	Real Estate	Real Estate Debt	Other Corporate	Total
Revenue				—
Rental revenue	$5,056	$—	$—	$5,056
Total revenues	5,056	—	—	5,056
Expenses
Rental property operating	(824)	—	—	(824)
Interest expense, net	(565)	(1,320)	—	(1,885)
Total segment expenses	(1,389)	(1,320)	—	(2,709)
Income from investments in real estate debt	—	13,451	—	13,451
Segment net operating income	$3,667	$12,131	$—	$15,798
Depreciation and amortization	$(2,127)	$—	$—	$(2,127)
General and administrative				(1,742)
Management fee				(1,805)
Performance participation allocation				(69)
Other income				1,565
Net income				$11,620
Net income attributable to non-controlling interests in the Operating Partnership				$1,721
Net income (loss) attributable to preferred stockholders				$7
Net income attributable to ARIS stockholders				$9,892

The following table sets forth the financial results by segment for the three months ended June 30, 2023 ($ in thousands):

	Real Estate	Real Estate Debt	Other Corporate	Total
Revenue				—
Rental revenue	$1,054	$—	$—	$1,054
Total revenues	1,054	—	—	1,054
Expenses
Rental property operating	(113)	—	—	(113)
Interest expense, net	—	—	—	—
Total segment expenses	(113)	—	—	(113)
Income from investments in real estate debt	—	3,161	—	3,161
Segment net operating income	$941	$3,161	$—	$4,102
Depreciation and amortization	$(345)	$—	$—	$(345)
General and administrative				(1,427)
Management fee				(699)
Performance participation allocation				(146)
Other income				1,560
Net income				$3,045
Net income attributable to non-controlling interests in the Operating Partnership				$1,124
Net income (loss) attributable to preferred stockholders				$—
Net income attributable to ARIS stockholders				$1,921

The following table sets forth the financial results by segment for the six months ended June 30, 2024 ($ in thousands):

	Real Estate	Real Estate Debt	Other Corporate	Total
Revenue				—
Rental revenue	$8,718	$—	$—	$8,718
Total revenues	8,718	—	—	8,718
Expenses
Rental property operating	(1,397)	—	—	(1,397)
Interest expense, net	(1,131)	(1,523)	—	(2,654)
Total segment expenses	(2,528)	(1,523)	—	(4,051)
Income from investments in real estate debt	—	24,565	—	24,565
Segment net operating income	$6,190	$23,042	$—	$29,232
Depreciation and amortization	$(3,582)	$—	$—	$(3,582)
General and administrative				(3,280)
Management fee				(3,316)
Performance participation allocation				(272)
Other income				2,473
Net income				$21,255
Net income attributable to non-controlling interests in the Operating Partnership				$3,418
Net income (loss) attributable to preferred stockholders				$7
Net income attributable to ARIS stockholders				$17,830

The following table sets forth the financial results by segment for the six months ended June 30, 2023 ($ in thousands):

	Real Estate	Real Estate Debt	Other Corporate	Total
Revenue				—
Rental revenue	$2,047	$—	$—	$2,047
Total revenues	2,047	—	—	2,047
Expenses
Rental property operating	(205)	—	—	(205)
Interest expense, net	—	—	—	—
Total segment expenses	(205)	—	—	(205)
Income from investments in real estate debt	—	3,896	—	3,896
Segment net operating income	$1,842	$3,896	$—	$5,738
Depreciation and amortization	$(628)	$—	$—	$(628)
General and administrative				(2,532)
Management fee				(1,098)
Performance participation allocation				(146)
Other income				2,394
Net income				$3,728
Net income attributable to non-controlling interests in the Operating Partnership				$1,472
Net income (loss) attributable to preferred stockholders				$—
Net income attributable to ARIS stockholders				$2,256

Note 18 - Subsequent Events

Subsequent to the six months ended June 30, 2024, the following events took place:

Investment Activity: The Company originated a $65.0 million ($12.4 million funded at close) first mortgage loan to finance the construction of a 757-unit multifamily rental community in Jersey City, New Jersey. Additionally, the Company purchased a $62.5 million (fully funded at close) mezzanine loan secured by a portfolio of eight multifamily properties located in Chicago, Illinois and Los Angeles, California. Lastly, the Company funded approximately $24.1 million for previously closed commercial mortgage loans.

Financing Activity: The Company drew approximately $67.1 million pursuant to the JPM Repurchase Agreement.

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

As of August 13, 2024, we have issued (i) 36,511,534 shares of our common stock (consisting of 20,210,446 Class A-II shares, 14,256,312 Class A-I shares, 1,615,954 Class F-I shares, 424,027 Class I shares, and 4,795 Class S shares) in our primary offering for total proceeds of $749.5 million and (ii) 183,189 shares of our common stock (consisting of 127,794 Class A-I shares, 44,322 Class F-I shares, 8,159 Class A-II shares, and 2,914 Class I shares) pursuant to our distribution reinvestment plan for a total value of $3.8 million. We have contributed the net proceeds from the sale of our Class S shares, Class I shares, Class F-I shares, Class A-I shares, Class A-II shares to the Operating Partnership in exchange for a corresponding number of Class S units, Class I units, Class F-I units, Class A-I units, and Class A-II units. The Operating Partnership has primarily used the net proceeds to make investments in real estate, real estate debt and real estate-related securities, as further described below under "Portfolio". We intend to continue selling shares of our common stock on a monthly basis through the Offering and private offerings.

We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from acquiring properties or real estate debt.

Q2 Highlights

Operating Results

•
We raised $122.3 million, inclusive of $1.4 million from our distribution reinvestment plan, of net proceeds in the Offering during the three months ended June 30, 2024.
•
Declared monthly net distributions totaling $9.7 million for the three months ended June 30, 2024.
•
Inception through June 30, 2024 produced total annualized returns of 6.11% for Class F-I shares, 8.04% for Class A-I shares, 7.79% for Class A-II shares, 6.44% for Class I Shares, and 5.56% for Class S Shares. The inception date for Class F-I shares, Class A-I shares, Class A-II shares, Class I shares and Class S shares was December 22, 2022, April 4, 2023, January 3, 2024, February 1, 2024, and May 1, 2024 respectively.

Investments

•
During May 2024, we acquired one multifamily property in Charleston, South Carolina for $49.4 million and one industrial property in Byhalia, Mississippi for $57.8 million, which reflects credits received against the original purchase price.
•
On June 26, 2024, we acquired a $65.0 million pari passu interest ($5.5 million of which was funded at closing) in a $190.0 million floating-rate first mortgage loan secured by an approximately 528,000 square foot hyperscale data center being constructed in Ashburn, Virginia. Affiliates of Apollo acquired the remaining $125.0 million pari passu interest in the loan. The loan has a three-year initial term, with two one-year extension options and an interest rate of SOFR plus 350 basis points. The data center is 100% pre-leased to Amazon Data Services, Inc. and guaranteed by Amazon.com, Inc. for 15 years post-delivery of the property.
•
On June 27, 2024, we acquired a $35.0 million pari passu interest ($29.5 million of which was funded at closing) in a $120.0 million floating-rate first mortgage loan secured a 400-unit luxury multifamily property located in the Paradise Valley submarket of Phoenix, Arizona. Affiliates of Apollo acquired the remaining $85.0 million pari passu interest in the loan. The loan has a two-year initial term with three one-year extension options and an interest rate of SOFR plus 300 basis points.

Loan Modifications

•
On June 3, 2024, we upsized our existing $50.0 million pari passu interest in a $300.0 million floating-rate first mortgage loan secured by a 1,102-unit multifamily project in Downtown Brooklyn, NY by $25.0 million in connection with an overall $55.0 million upsize in the first mortgage loan. Over the last year, the project has made significant construction progress and is expected to be completed in 2025. As a result of the modification, the interest rate was amended to SOFR plus 375 basis points, down from SOFR plus 435 basis points at initial closing.

Portfolio

Investments in Real Estate

The following table provides information regarding our portfolio of real estate properties as of June 30, 2024 ($ in thousands):

	June 30, 2024
Investment	Number of Properties	Property Type	Location	Acquisition Date	Sq. Feet (in thousands)	Occupancy	Gross Asset Value (1)
Rickenbacker	1	Industrial	Columbus, Ohio	January 2023	165	100%	$52,400
16000 Pines	1	Retail	Pembroke Pines, Florida	August 2023	118	100%	$57,600
Hallmark	1	Industrial	Liberty, Missouri	October 2023	847	100%	$66,200
Hampton Rivers Property	1	Multifamily	Charleston, South Carolina	May 2024	193	90%	$49,402
PepsiCo / Quaker Distribution Center	1	Industrial	Byhalia, Mississippi	May 2024	708	100%	$57,839
Total investments in real estate:					2,031		$283,441

___________

(1)
Based on fair value as of June 30, 2024.

Investments in Real Estate Debt

The following table summarizes our investments in real estate debt as of June 30, 2024 ($ in thousands):

___________

	June 30, 2024
Type of Investment in Real Estate Debt	Number of Positions	Weighted Average Coupon (1)	Weighted Average Maturity Date (2)	Face Amount	Cost Basis	Fair Value
Commercial mortgage loan	15	8.9%	March 2028	$491,827	$491,760	$491,827
Mezzanine loan	1	10.0%	September 2026	50,000	50,000	50,000
Real estate-related securities	15	7.0%	December 2037	27,356	27,021	27,317
Total investments in real estate debt:	31	8.9%	July 2028	$569,183	$568,781	$569,144

(1)
Based on applicable benchmark rates as of June 30, 2024.
(2)
Weighted average maturity date is based on fully extended maturity.

The following table summarizes our investments in commercial real estate loans as of June 30, 2024 ($ in thousands):

Commercial Real Estate Loan Portfolio
		June 30, 2024
#	Type	Property Type	Geography	Coupon(1)	Maturity Date(2)	Commitment	Cost Basis	Fair Value
1	First Mortgage	Industrial	Northeast	9.3%	March 2028	$50,000	$48,570	$48,570
2	First Mortgage	Multifamily	Northeast	9.1%	October 2025	$75,000	$62,878	$62,945
3	First Mortgage	Data Center	Mid-Atlantic	9.4%	June 2028	$50,000	$44,467	$44,467
4	First Mortgage	Hotel	Various	9.5%	August 2026	$25,000	$25,000	$25,000
5	First Mortgage	Hotel	Various	9.1%	July 2028	$25,000	$23,868	$23,868
6	Mezzanine	Industrial	Various	10.0%	September 2026	$50,000	$50,000	$50,000
7	First Mortgage	Other (3)	West	9.3%	September 2028	$100,000	$6,078	$6,078
8	First Mortgage	Multifamily	Northeast	8.9%	June 2025	$26,000	$26,000	$26,000
9	First Mortgage	Self-Storage	Various	8.6%	December 2028	$50,000	$30,330	$30,330
10	First Mortgage	Multifamily	Midwest	9.6%	December 2028	$25,000	$8,303	$8,303
11	First Mortgage	Multifamily	Northeast	8.3%	January 2029	$50,000	$50,000	$50,000
12	First Mortgage	Multifamily	West	8.3%	February 2029	$60,000	$60,000	$60,000
13	First Mortgage	Hotel	West	9.1%	February 2029	$50,000	$45,512	$45,512
14	First Mortgage	Data Center	Mid-Atlantic	9.2%	April 2029	$85,000	$25,791	$25,791
15	First Mortgage	Data Center	Mid-Atlantic	8.8%	July 2029	$65,000	$5,474	$5,474
16	First Mortgage	Multifamily	Southwest	8.3%	July 2029	$35,000	$29,489	$29,489
	Total/Weighted Average			9.0%	January 2028	$821,000	$541,760	$541,827

____________

(1)
Based on applicable benchmark rates as of June 30, 2024.
(2)
Weighted average maturity date is based on fully extended maturity.
(3)
Other property types represent production studios.

Results of Operations

The following table sets forth information regarding our consolidated results of operations for the three months ended June 30, 2024 and 2023 ($ in thousands):

	Three Months Ended June 30,		Change
	2024	2023	$
Revenues
Rental revenue	$5,056	$1,054	$4,002
Total revenues	5,056	1,054	4,002
Expenses
Rental property operating	$824	$113	$711
General and administrative	1,742	1,427	315
Management fee	1,805	699	1,106
Performance participation allocation	69	146	(77)
Depreciation and amortization	2,127	345	1,782
Total expenses	$6,567	$2,730	$3,837
Other income
Income from investments in real estate debt	13,451	3,161	10,290
Other income	1,565	1,560	5
Interest expense	(1,885)	—	(1,885)
Total other income	13,131	4,721	8,410
Net income (loss)	$11,620	$3,045	$8,575

Rental Revenue

Rental revenue primarily consists of base rent arising from tenant leases at our properties. Rental revenue is recognized on a straight-line basis over the life of the lease. During the three months ended June 30, 2024 and 2023, rental revenue was $5.1 million and $1.1 million, respectively. The increase in rental revenue was due to the acquisition of four additional properties subsequent to June 30, 2023.

Rental Property Operating Expenses

Rental property operating expenses consist of the costs of ownership and operation of our real estate investments. Examples of property operating expenses include real estate taxes, insurance, utilities and repair and maintenance expenses. During the three months ended June 30, 2024 and 2023, rental property operating expenses were $0.8 million and $0.1 million, respectively. The increase in rental property operating expenses was due to the acquisition of four additional properties subsequent to June 30, 2023.

General and Administrative Expenses

General and administrative expenses consist primarily of legal fees, accounting fees and fees for other professional services. During the three months ended June 30, 2024 and 2023, general and administrative expenses were $1.7 million and $1.4 million, respectively. The increase was due to an increase in transaction activity.

Management Fee

Management fees are earned by our Adviser for providing services pursuant to the Advisory Agreement and are based on the month end NAV for the respective share classes. During the three months ended June 30, 2024 and 2023, management fees were $1.8 million and $0.7 million, respectively. The increase was due to the increase in our average NAV from June 30, 2023 to June 30, 2024 which was primarily driven by our capital raise activity.

Performance Participation Allocation

The performance participation allocation relates to allocations from the Operating Partnership to the Special Limited Partner based on the total return of the Operating Partnership. Total return is defined as distributions paid or accrued plus the change in NAV. During the three months ended June 30, 2024 and 2023, the performance participation allocation was $0.1 million as a result of the hurdle amount being achieved in the share classes subject to the expense. During the three months ended June 30, 2024, approximately 5.2 million Class F-I shares, which are subject to the performance participation allocation, were exchanged for approximately 5.2 million Class A-I shares, which are not subject to the performance participation allocation, driving an overall decrease in the expense as compared to the three months ended June 30, 2023.

Depreciation and Amortization

Depreciation and amortization expenses are impacted by the values assigned to buildings and in-place lease assets as part of the initial purchase price allocation. During the three months ended June 30, 2024 and 2023, depreciation and amortization expenses were $2.1 million and $0.3 million, respectively. The increase was due to the acquisition of four additional properties subsequent to June 30, 2023.

Income from Investments in Real Estate Debt

Income from investments in real estate debt consist of interest income, fees revenue, realized gains and losses and unrealized gains and losses resulting from the changes in fair value of our real estate debt investments and real-estate related securities. During the three months ended June 30, 2024 and 2023, income from investments in real estate debt was $13.4 million and $3.1 million, respectively. The increase is due to originations, acquisitions and add-on fundings of real estate debt over the last twelve months resulting in higher interest income and origination fees. As of June 30, 2024, we owned 31 positions in real estate-related loans and securities, compared to 12 positions as of June 30, 2023, and the balance of our investments in real estate debt, at fair value increased from $141.4 million to $569.1 million during the same time period.

Other Income

Other income primarily consists of interest earned on our cash and cash equivalents balance. During the three months ended June 30, 2024 and 2023, other income was $1.6 million.

Interest Expense

Interest expense consists of interest expense and amortization of deferred financing costs related to our mortgage note and secured financings on investments in real estate debt. During the three months ended June 30, 2024, interest expense was $1.9 million. There was no interest expense during the three months ended June 30, 2023 as we did not have any debt obligations.

The following table sets forth information regarding our consolidated results of operations for the six months ended June 30, 2024 and 2023 ($ in thousands):

	Six Months Ended June 30,		Change
	2024	2023	$
Revenues
Rental revenue	$8,718	$2,047	$6,671
Total revenues	8,718	2,047	6,671
Expenses
Rental property operating	$1,397	$205	$1,192
General and administrative	3,280	2,532	748
Management fee	3,316	1,098	2,218
Performance participation allocation	272	146	126
Depreciation and amortization	3,582	628	2,954
Total expenses	$11,847	$4,609	$7,238
Other income
Income from investments in real estate debt	24,565	3,896	20,669
Other income	2,473	2,394	79
Interest expense	(2,654)	—	(2,654)
Total other income	24,384	6,290	18,094
Net income (loss)	$21,255	$3,728	$17,527

Rental Revenue

Rental revenue primarily consists of base rent arising from tenant leases at our properties. Rental revenue is recognized on a straight-line basis over the life of the lease. During the six months ended June 30, 2024 and 2023, rental revenue was $8.7 million and $2.0 million, respectively. The increase in rental revenue was due to the acquisition of four additional properties subsequent to June 30, 2023.

Rental Property Operating Expenses

Rental property operating expenses consist of the costs of ownership and operation of our real estate investments. Examples of property operating expenses include real estate taxes, insurance, utilities and repair and maintenance expenses. During the six months ended June 30,

2024 and 2023, rental property operating expenses were $1.4 million and $0.2 million, respectively. The increase in rental property operating expenses was due to the acquisition of four additional properties subsequent to June 30, 2023.

General and Administrative Expenses

General and administrative expenses consist primarily of legal fees, accounting fees and fees for other professional services. During the six months ended June 30, 2024 and 2023, general and administrative expenses were $3.3 million and $2.5 million, respectively. The increase was due to an increase in transaction activity.

Management Fee

Management fees are earned by our Adviser for providing services pursuant to the Advisory Agreement and are based on the month end NAV for the respective share classes. During the six months ended June 30, 2024 and 2023, management fees were $3.3 million and $1.1 million, respectively. The increase was due to the increase in our average NAV from June 30, 2023 to June 30, 2024 which was primarily driven by our capital raise activity.

Performance Participation Allocation

The performance participation allocation relates to allocations from the Operating Partnership to the Special Limited Partner based on the total return of the Operating Partnership. Total return is defined as distributions paid or accrued plus the change in NAV. During the six months ended June 30, 2024 and 2023, the performance participation allocation was $0.3 million and $0.1 million, respectively, as a result of the hurdle amount being achieved in the share classes subject to the expense.

Depreciation and Amortization

Depreciation and amortization expenses are impacted by the values assigned to buildings and in-place lease assets as part of the initial purchase price allocation. During the six months ended June 30, 2024 and 2023, depreciation and amortization expenses were $3.6 million and $0.6 million respectively. The increase was due to the acquisition of four additional properties subsequent to June 30, 2023.

Income from Investments in Real Estate Debt

Income from investments in real estate debt consist of interest income, fees revenue, realized gains and losses and unrealized gains and losses resulting from the changes in fair value of our real estate debt investments and real-estate related securities. During the six months ended June 30, 2024 and 2023, income from investments in real estate debt was $24.6 million and $3.9 million, respectively. The increase is due to originations, acquisitions and add-on fundings of real estate debt over the last twelve months resulting in higher interest income and origination fees. As of June 30, 2024, we owned 31 positions in real estate-related loans and securities, compared to 12 positions as of June 30, 2023, and the balance of our investments in real estate debt, at fair value increased from $141.4 million to $569.1 million during the same time period.

Other Income

Other income primarily consists of interest earned on our cash and cash equivalents balance. During the six months ended June 30, 2024 and 2023, other income was $2.5 million and $2.4 million, respectively. The increase was a result of cash being maintained in higher yielding deposit accounts during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.

Interest Expense

Interest expense consists of interest expense and amortization of deferred financing costs related to our mortgage note and secured financings on investments in real estate debt. During the six months ended June 30, 2024, interest expense was $2.7 million. There was no interest expense during the six months ended June 30, 2023 as we did not have any debt obligations.

Liquidity and Capital Resources

Liquidity is a measure of our ability to fund our investments, to make distributions to our stockholders, to repurchase shares of our common stock pursuant to our share repurchase plan, to pay our offering costs, operating fees and expenses and to make debt service payments on any outstanding indebtedness we may incur. We anticipate our offering and operating fees and expenses will include, among other things, the management fee we will pay to the Adviser, the performance participation allocation that the Operating Partnership will pay to the Special Limited Partner, stockholder servicing fees we will pay to the Dealer Manager, legal, audit and valuation expenses, federal and state filing fees, printing expenses, administrative fees, transfer agent fees, marketing and distribution expenses and fees related to acquiring, financing, appraising and managing our properties. We do not have any office or personnel expenses as we do not have any employees.

The Adviser has advanced on our behalf organization and offering costs of $8.0 million and general and administrative expenses of $7.3 million as of June 30, 2024. We will reimburse the Adviser ratably over a 60-month period beginning on December 22, 2024.

As of June 30, 2024, we had $67.6 million of unrestricted cash and cash equivalents and $147.8 million of undrawn capacity on our secured debt arrangements. We may also generate incremental liquidity through the sale of our investments in real estate-related securities, which were classified as trading securities and carried at their estimated fair value of $27.3 million as of June 30, 2024.

Over time, we generally intend to fund our cash needs for items other than asset acquisitions from operations. We expect our cash needs for acquisitions will be funded primarily from the sale of shares of our common stock and through the assumption or incurrence of debt. During the six months ended June 30, 2024, we received $209.3 million of proceeds from the sale of shares of common stock, including proceeds from our private offerings, and repurchased $1.4 million of shares of our common stock under our share repurchase plan.

Potential sources of liquidity include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets, equity issuances by the Operating Partnership or the sale of beneficial interests in specific Delaware statutory trusts holding real properties, including properties placed by the Operating Partnership or affiliates of Apollo. As of June 30, 2024, we held approximately $611.6 million of unencumbered assets at fair value, consisting of investments in real estate, as well as commercial mortgage and mezzanine loans.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$11,620	$3,045	$21,255	$3,728
Adjustments to arrive at FFO:
Depreciation and amortization	2,127	345	3,582	628
FFO	$13,747	$3,390	$24,837	$4,356
Adjustments to arrive at AFFO:
Straight-line rental income	(494)	(189)	(881)	(841)
Unrealized (gain)/loss on fair value of investments in real estate debt	(3)	(377)	(155)	(377)
Non-cash performance participation allocation	69	146	272	146
Amortization of restricted stock awards	25	25	50	25
Amortization of above- and below-market leases, net	(171)	3	(361)	5
AFFO	$13,173	$2,998	$23,762	$3,314

Net Asset Value

NAV per share is calculated in accordance with the valuation guidelines approved by our board of directors. Our total NAV presented in the following tables includes the NAV of our Class S shares, Class I shares, Class F-I shares, Class A-I shares, Class A-II shares and Class E shares and units held by parties other than the Company. The following table provides a breakdown of the major components of our total NAV as of June 30, 2024 ($ and shares/units in thousands):

Components of NAV	June 30, 2024
Investments in real estate	$283,441
Investments in real estate debt	569,144
Cash	67,558
Restricted cash	438
Other assets	15,519
Mortgage notes at fair value, net of deferred financing costs	(35,537)
Secured financings on investments in real estate debt, net	(101,444)
Other liabilities	(13,628)
Accrued performance participation allocation	(272)
Management fee payable	(629)
Net asset value	$784,590
Number of outstanding shares/units	37,393

The following table provides a breakdown of our total NAV and NAV per share/unit by class as of June 30, 2024 ($ and shares/units in thousands, except per share/unit data):

NAV Per Share/Unit	Class I Shares	Class S Shares	Class F-I Shares	Class A-I Shares	Class A-II Shares	Class E Shares(1)	Third-party Operating Partnership Class A-I Units(2)	Third-party Operating Partnership Class E Units(2)	Total
Net asset value	$7,533	$100	$32,376	$279,003	$347,760	$5,455	$110,216	$2,147	$784,590
Number of outstanding shares/units	361	5	1,564	13,275	16,583	259	5,244	102	37,393
NAV per share/unit as of June 30, 2024	$20.8409	$20.8986	$20.6989	$21.0176	$20.9706	$21.0866	$21.0176	$21.0866	$20.9824

___________

(1)
Class E shares of our common stock are offered to certain of Apollo's affiliates and employees in one or more private placements.
(2)
Includes the Operating Partnership units held by parties other than the Company.

Consistent with our disclosure in the Prospectus regarding our NAV calculation, our investments in real estate and real estate debt are initially valued at cost. Once we establish new values for our real estate investments, we provide information on key assumptions used in the discounted cash flow methodology and a sensitivity analysis related thereto. The valuations of our real properties as of June 30, 2024, excluding certain newly acquired properties that are held at cost which we believe reflects the fair value of such properties, were provided by the independent valuation advisor in accordance with our valuation procedures. Certain key assumptions that were used by the independent valuation advisor in the discounted cash flow analysis are set forth in the following table based on weighted-averages by property types where we have multiple real estate investments. Once we own more than one retail and one multifamily property, we will include the key assumptions for each such property type.

Property Type	Discount Rate	Exit Capitalization Rate
Industrial	8.0%	6.5%

A change in these assumptions or factors would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Industrial Investment Values
Discount rate	0.25% Decrease	+2.07%
(weighted average)	0.25% Increase	(2.02)%
Exit Capitalization Rate	0.25% Decrease	+2.07%
(weighted average)	0.25% Increase	(1.92)%

The following table reconciles stockholders' equity and the Operating Partnership unitholders' capital per our condensed consolidated balance sheet to our NAV ($ in thousands):

Reconciliation of Stockholders' Equity to NAV	June 30, 2024
Stockholders' equity under U.S. GAAP	$654,627
Non-controlling interests attributable to the Operating Partnership and preferred stockholders	104,909
Redeemable non-controlling interests	2,133
Total stockholders' equity, redeemable non-controlling interests and the Operating Partnership partners' capital under GAAP	$761,669
Adjustments:
Advanced organization and offering costs and advanced operating expenses	15,322
Unrealized net real estate appreciation	4,342
Accumulated depreciation and amortization	3,250
Accrued stockholder servicing fee	7
NAV	$784,590

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
•
Accrued stockholder servicing fees represent the accrual for the cost of the stockholder servicing fee for Class S shares, Class D shares, Class F-S shares and Class F-D shares. Under GAAP, we accrued the full cost of the stockholder servicing fees payable over the life of each share (assuming such share remains outstanding the length of time required to pay the maximum stockholder servicing fee) as an offering cost at the time we sold the Class S shares, Class D shares, Class F-S shares and Class F-D shares. For purposes of calculating NAV, we recognize the stockholder servicing fees as a reduction of NAV on a monthly basis when such fees are accrued.

Distributions

Beginning in April 2023, we have declared monthly distributions for each class of our common stock, which are generally paid 20 days after month-end. Each class of our common stock received the same aggregate gross distribution per share, however, the net distribution varies for each class based on the applicable fees for such class. The table below details the net per share distribution for each of our share classes for the six months ended June 30, 2024:

Record Date	Class S Shares	Class I Shares	Class F-I Shares	Class A-I Shares	Class A-II Shares	Class E Shares
January 31, 2024	$—	$—	$0.0800	$0.0798	$0.0811	$0.0972
February 29,2024	—	0.0755	0.0800	0.0798	0.0813	0.0973
March 31, 2024	—	0.0850	0.0895	0.0893	0.0907	0.1068
April 30, 2024	—	0.0850	0.0895	0.0893	0.0907	0.1068
May 31, 2024	0.0700	0.0850	0.0895	0.0893	0.0907	0.1069
June 30, 2024	0.0704	0.0850	0.0895	0.0893	0.0907	0.1069
Total	$0.1404	$0.4155	$0.5180	$0.5168	$0.5252	$0.6219

The following tables summarize our distributions declared during the six months ended June 30, 2024 ($ in thousands):

	Six Months Ended June 30, 2024		Six Months Ended June 30, 2023
	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$14,188	74%	$2,419	84%
Reinvested in shares	4,975	26%	469	16%
Total distribution	$19,163	100%	$2,888	100%
Sources of distributions
Cash flows from operating activities(1)	$19,163	100%	$2,888	100%
Total sources of distributions	$19,163	100%	$2,888	100%

AFFO	$23,762		$3,314

___________

(1)
During the six months ended June 30, 2024, we received cash flows from operating activities in the amount of $29.5 million.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents ($ in thousands):

	Six Months Ended June 30,
	2024	2023
Cash flows provided by operating activities	$29,529	$6,137
Cash flows used in investing activities	(355,571)	(187,807)
Cash flows provided by financing activities	298,833	166,974
Net decrease in cash and cash equivalents	$(27,209)	$(14,696)

Cash flows provided by operating activities increased by approximately $23.4 million during the six months ended June 30, 2024 compared to the six months ended June 30, 2023 due to increased cash flows from income related to our investments in real estate and real estate debt.

Cash flows used in investing activities increased by approximately $167.8 million during the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase was primarily due to a net increase of $98.0 million in investments in commercial mortgage and mezzanine loans and real estate-related securities, a net increase of $60.4 million in acquisitions of real estate and an $11.7 million cash funding to a title agent for a loan closing. This was offset by $2.3 million of repayments from real estate-related securities.

Cash flows from financing activities increased by approximately $131.9 million during the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase was primarily due to $102.1 million of net proceeds from secured borrowings and a net increase of $41.0 million in proceeds from the issuance of our common stock. This was offset by a net increase of $9.5 million in cash distributions and $1.4 million of share repurchases.

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

As of June 30, 2024, we held $569.1 million of investments in real estate debt, including real estate debt securities. Our investments in real estate debt are primarily floating-rate and indexed to SOFR, thereby exposing us to interest rate risk resulting in increases or decreases to net income depending on interest rate movements. While we cannot predict factors that may or may not affect interest rates, a 50bps increase or decrease in the SOFR would have resulted in an increase or decrease to income from investments in real estate debt of $0.7 million and $1.3 million for the three and six months ended June 30, 2024, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to the Company's management, including its Co-Chief Executive Officer ("Co-CEO") and Interim Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q was made under the supervision and with the participation of our management, including our Co-CEO and CFO. Based upon this evaluation, our Co-CEO and CFO have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Co-CEO and Interim CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal action arising in the ordinary course of business. As of June 30, 2024, we were not involved in any material legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed under Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

During the three months ended June 30, 2024, we sold equity securities that were not registered under the Securities Act. As described in Note 11 - Related Party Transactions to our condensed consolidated financial statements, the Adviser is entitled to an annual management fee payable monthly in cash, shares of common stock, or Operating Partnership units, in each case at the Adviser's election. For the three months ended June 30, 2024, the Adviser elected to receive its management fee in Class E shares and Class E units. In connection with the Adviser's election, we issued 68,081 Class E shares and 13,048 Class E units to the Adviser during the three months ended June 30, 2024 in satisfaction of the management fee from March 2024 to May 2024.

During the three months ended June 30, 2024, all unitholders of the Operating Partnership elected to reinvest their dividends. In connection with such dividend reinvestment, we issued 66,510 and 1,406 Class A-I units and Class E units, respectively, to the unitholders of the Operating Partnership in lieu of cash for the dividends paid during the three months ended June 30, 2024. These issuances were made in reliance upon the exemption from registration set forth in Section 4(a)(2) of the Securities Act.

Use of Offering Proceeds

On June 29, 2022, the Registration Statement on Form S-11 (File No. 333-264456) for the Offering was declared effective under the Securities Act. The offering price for each class of our common stock is determined monthly and is made available on our website and in prospectus supplement filings.

As of June 30, 2024, we received net proceeds of $651.0 million from the Offering. The following table summarizes certain information about the Offering proceeds therefrom (in thousands):

	Class S Shares	Class I Shares	Class F-I Shares	Class A-I Shares	Class A-II Shares	Total
Offering proceeds:
Shares sold	5	359	17,027	10,372	4,151	31,914
Gross offering proceeds	$102	$7,457	$344,195	$212,794	$86,418	$650,967
Selling commissions and dealer manager fees	(2)	—	—	—	—	(2)
Accrued stockholder servicing fees	—	—	—	—	—	—
Net offering proceeds	$100	$7,457	$344,195	$212,794	$86,418	$650,965

We primarily used the net proceeds of the Offering along with the unregistered sales towards the acquisition of $279.2 million in real estate, $541.8 million in commercial real estate loans, and $25.3 million in real estate-related securities. During the three months ended June 30, 2024, we repurchased 92,330 Class F-I shares, 1,235 Class A-I shares and 72,253 Class A-II shares pursuant to our share repurchase plan for $3.4 million.

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

During the three months ended June 30, 2024, we repurchased Class F-I shares, Class A-I shares and Class A-II shares in the following amounts:

Month of	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Repurchases as Percentage of NAV(1)	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs
April 2024	33,397	20.80	33,397	0.11%	—
May 2024	26,412	20.90	26,412	0.08%	—
June 2024	106,009	20.72	106,009	0.29%	—
Total	165,818	20.81	165,818	0.48%	—

____________

(1) Represents aggregate NAV of the shares repurchased under our share repurchase plan over aggregate NAV of all shares outstanding, in each case, based on the NAV as of the last calendar day of the prior month.

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

4.3	Form of Subscription Agreements
10.1*	Third Amended and Restated Advisory Agreement
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officers and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page Interactive Data File (embedded with the Inline XBRL document)

*	Filed herewith

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

Apollo Realty Income Solutions, Inc.

August 13, 2024	By:	/s/ Randy Anderson
Randy Anderson
Co-President, Co-Chief Executive Officer and Director
(Co-Principal Executive Officer)

August 13, 2024	By:	/s/ Anastasia Mironova
Anastasia Mironova
Interim Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)