Form 10-Q
period 2024-09-30
Apollo Realty Income Solutions, Inc.
filed 2024-11-08
CIK 1882850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 8, 2024, the Registrant had 43,054,169 outstanding shares of common stock, consisting of 24,471,098 Class A-II shares, 16,011,867 Class A-I shares, 1,563,357 Class F-I shares, 577,744 Class I shares, 4,677 Class D shares, 5,750 Class S shares and 419,676 Class E shares.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Apollo Realty Income Solutions, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands - except share data)

	September 30, 2024	December 31, 2023
Assets
Investments in real estate, net	$247,161	$154,513
Investments in real estate debt, at fair value	728,772	328,189
Cash and cash equivalents	142,197	95,205
Restricted cash	84	—
Other assets	42,520	31,764
Total assets(1)	$1,160,734	$609,671
Liabilities and Equity
Secured debt arrangements, net	$188,186	$—
Mortgage notes, net	35,654	35,591
Due to affiliates	16,417	15,831
Other liabilities	19,376	14,406
Total liabilities(1)	259,633	65,828
Commitments and contingencies (See Note 16)
Redeemable non-controlling interest	2,473	967
Equity
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized at September 30, 2024 and December 31, 2023, and none issued and outstanding	—	—
Common stock, $0.01 par value per share (See Note 14 - Equity)	387	220
Additional paid-in capital	784,625	438,432
Retained earnings (accumulated deficit)	7,073	2,681
Total stockholders' equity	792,085	441,333
Non-controlling interest attributable to the Operating Partnership	106,418	101,543
Non-controlling interest attributable to preferred stockholders	125	—
Total equity	898,628	542,876
Total liabilities and equity	$1,160,734	$609,671

_________________

(1)
Represents the consolidated assets and liabilities of ARIS Operating Partnership L.P., a Delaware limited partnership (the "Operating Partnership"). The Operating Partnership is a consolidated variable interest entity ("VIE"), of which the Company is the sole general partner and owns approximately 88% and 81% as of September 30, 2024 and December 31, 2023, respectively. See "Note 2 - Summary of Significant Accounting Policies" for additional information.

See accompanying notes to unaudited condensed consolidated financial statements.

Apollo Realty Income Solutions, Inc.

Condensed Consolidated Statement of Operations (Unaudited)

(in thousands - except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Rental revenue	$6,302	$1,543	$15,020	$3,590
Total revenues	6,302	1,543	15,020	3,590
Expenses
Rental property operating	$1,474	$208	$2,871	$412
General and administrative	1,424	1,786	4,703	4,320
Management fee	2,121	1,041	5,437	2,139
Performance participation allocation	75	211	347	358
Depreciation and amortization	2,793	572	6,375	1,200
Total expenses	$7,887	$3,818	$19,733	$8,429
Other income
Income from investments in real estate debt	17,366	5,411	41,931	9,306
Other income	1,549	2,153	4,022	4,550
Interest expense	(4,091)	—	(6,745)	—
Total other income	14,824	7,564	39,208	13,856
Net income (loss)	$13,239	$5,289	$34,495	$9,017
Net income (loss) attributable to non-controlling interests in the Operating Partnership	$1,709	$1,378	$5,127	$2,851
Net income (loss) attributable to preferred stockholders	—	—	7	—
Net income (loss) attributable to ARIS stockholders	$11,530	$3,911	$29,361	$6,166
Net income (loss) per share of common stock, basic and diluted	$0.32	$0.26	$0.96	$0.68
Weighted-average shares of common stock outstanding, basic and diluted	36,554,429	15,177,249	30,673,272	9,079,410

See accompanying notes to unaudited condensed consolidated financial statements.

Apollo Realty Income Solutions, Inc.

Condensed Consolidated Statement of Changes in Equity (Unaudited)

(in thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity	Non-Controlling Interest	Total Equity	Redeemable non-controlling interest

Balance at June 30, 2024	32,046	$322	$648,320	$5,985	$654,627	$104,909	$759,536	$2,133
Common stock issued	6,508	65	136,350	—	136,415	—	136,415	280
Amortization of restricted stock grants	—	—	25	—	25	—	25	—
Offering costs	—	—	(250)	—	(250)	—	(250)	—
Distribution reinvestments	85	1	1,792	—	1,793	1,463	3,256	35
Net income	—	—	—	11,530	11,530	1,668	13,198	41
Repurchase of common stock	(76)	(1)	(1,590)	—	(1,591)	—	(1,591)	—
Distributions to non-controlling interests in the Operating Partnership	—	—	—	—	—	(1,497)	(1,497)	(38)
Distributions declared on common stock	—	—	—	(10,442)	(10,442)	—	(10,442)	—
Allocation to redeemable non-controlling interest	—	—	(22)	—	(22)	—	(22)	22
Balance at September 30, 2024	38,563	$387	$784,625	$7,073	$792,085	$106,543	$898,628	$2,473

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity	Non-Controlling Interest	Total Equity
Balance at June 30, 2023	10,221	$102	$199,208	$(392)	$198,918	$98,900	$297,818
Common stock issued	6,609	67	134,024	-	134,091	-	134,091
Offering costs	-	-	(100)	-	(100)	-	(100)
Distribution reinvestments	16	-	335	-	335	1,064	1,399
Amortization of restricted stock grants	-	-	25	-	25	-	25
Repurchase of common stock	(7)	-	(151)		(151)		(151)
Net income	-	-	-	3,911	3,911	1,378	5,289
Contributions from non-controlling interest	-	-	-	-	-	258	258
Distributions to non-controlling interest	-	-	-	-	-	(1,068)	(1,068)
Distributions declared on common stock	-	-	-	(3,207)	(3,207)	-	(3,207)
Balance at September 30, 2023	16,839	$169	$333,341	$312	$333,822	$100,532	$434,354

See accompanying notes to unaudited condensed consolidated financial statements.

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity	Non-Controlling Interest	Total Equity	Redeemable non-controlling interest
Balance at December 31, 2023	21,943	$220	$438,432	$2,681	$441,333	$101,543	$542,876	$967
Common stock issued	16,717	167	348,184	—	348,351	—	348,351	1,385
Preferred equity issued	—	—	—	—	—	125	125	—
Amortization of restricted stock grants	—	—	75	—	75	—	75	—
Offering costs	—	—	(1,003)	—	(1,003)	—	(1,003)	—
Distribution reinvestments	197	2	4,145	—	4,147	4,037	8,184	84
Net income	—	—	—	29,361	29,361	5,025	34,386	109
Share class transfer	(45)	—	—	—	—	—	—	—
Repurchase of common stock	(249)	(2)	(5,186)	—	(5,188)	—	(5,188)	—
Distributions to non-controlling interests in the Operating Partnership	—	—	—	—	—	(4,180)	(4,180)	(94)
Distributions to non-controlling preferred stockholders	—	—	—	—	—	(7)	(7)	—
Distributions declared on common stock	—	—	—	(24,969)	(24,969)	—	(24,969)	—
Allocation to redeemable non-controlling interest	—	—	(22)	—	(22)	—	(22)	22
Balance at September 30, 2024	38,563	$387	$784,625	$7,073	$792,085	$106,543	$898,628	$2,473

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity	Non-Controlling Interest	Total Equity
Balance at December 31, 2022	1,824	$18	$31,367	$(815)	$30,570	$97,721	$128,291
Common stock issued	15,010	151	302,711	—	302,862	—	302,862
Offering costs	—	—	(1,089)	—	(1,089)	—	(1,089)
Repurchase of common stock	(7)	—	(151)	—	(151)	—	(151)
Distribution reinvestments	22	—	453	—	453	1,415	1,868
Amortization of restricted stock grants	—	—	50	—	50	—	50
Share class transfer	(10)	—	—	—	—	—	—
Net income	—	—	—	6,167	6,167	2,850	9,017
Contributions from non-controlling interest	—	—	—	—	—	669	669
Distributions to non-controlling interest	—	—	—	—	—	(2,123)	(2,123)
Distributions declared on common stock	—	—	—	(5,040)	(5,040)	—	(5,040)
Balance at September 30, 2023	16,839	$169	$333,341	$312	$333,822	$100,532	$434,354

See accompanying notes to unaudited condensed consolidated financial statements.

Apollo Realty Income Solutions, Inc.

Condensed Consolidated Statement of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Cash flows from operating activities
Net income	$34,495	$9,017
Adjustments to reconcile net income to net cash provided by operating activities:
Management fee	5,437	2,139
Performance participation allocation	347	358
Depreciation and amortization	6,375	1,200
Straight line rent amortization	(1,570)	(1,060)
Above- and below- market lease amortization, net	(514)	(37)
Amortization of discount/premium	(156)	(135)
Amortization of deferred financing costs	707	—
Amortization of restricted stock awards	75	50
Unrealized (gain)/loss on fair value of investments in real estate debt	(152)	(343)
Realized gain on repayments of real-estate related securities	(71)	—
Changes in assets and liabilities:
Other assets	(2,037)	(1,995)
Due to affiliates	444	4,269
Other liabilities	2,887	248
Net cash provided by operating activities	46,267	13,711
Cash flows from investing activities:
Acquisitions of real estate	(107,241)	(101,599)
Capital improvements to real estate	(64)	(621)
Origination and acquisition of commercial mortgage and mezzanine loans	(210,356)	(178,198)
Purchase of real estate-related securities	(8,978)	(16,845)
Add-on fundings of commercial mortgage loans	(184,821)	(25,097)
Repayments from real estate-related securities	3,950	17
Net cash used in investing activities	(507,510)	(322,343)
Cash flows from financing activities:
Borrowings from secured debt arrangements	188,775	—
Payment of deferred financing costs	(177)	—
Proceeds from issuance of common stock	344,009	301,765
Proceeds from issuance of preferred equity	125	—
Distributions paid	(18,690)	(3,758)
Distributions to non-controlling preferred stockholders	(7)	—
Repurchase of common stock	(4,871)	(151)
Offering costs paid	(845)	(18)
Net cash provided by financing activities	508,319	297,838
Net change in cash, cash equivalents and restricted cash	47,076	(10,794)
Cash, cash equivalents and restricted cash, beginning of period	95,205	131,589
Cash, cash equivalents and restricted cash, end of period	$142,281	$120,795

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	142,197	120,795
Restricted cash	84	—
Total cash, cash equivalents and restricted cash	$142,281	$120,795
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,257	$—
Non-cash investing and financing activities:
Accrued offering costs due to affiliate	$151	$1,071
Accrued stockholder servicing fees due to affiliate	$7	$—
Distribution reinvestments	$8,268	$1,868
Distributions accrued and not paid	$4,185	$1,537
Accrued repurchases	$317	$—
Issuance of Class E shares for payment of management fee	$4,342	$1,097
Redeemable non-controlling interest issuance as Class E units of the Operating Partnership for payment of management fee	$823	$669
Redeemable non-controlling interest issuance as Class E units of the Operating Partnership for payment of performance participation allocation	$562	$—
Allocation to redeemable non-controlling interests	$22	$—

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

The Company has registered with the Securities and Exchange Commission (the "SEC") an offering of up to $5.0 billion in shares of common stock, consisting of up to $4.0 billion in shares in its primary offering and up to $1.0 billion in shares pursuant to its distribution reinvestment plan (the "Offering"). In the Offering, the Company intends to sell any combination of nine classes of shares of its common stock, Class S shares, Class D shares, Class I shares, Class F-S shares, Class F-D shares, Class F-I shares, Class A-I shares, Class A-II shares, and Class A-III shares with a dollar value up to the maximum offering amount. The share classes have different upfront selling commissions, ongoing stockholder servicing fees, management fees, and performance participation allocations. The purchase price per share for each class of common stock will vary and will generally equal the Company's prior month's net asset value ("NAV") per share, as calculated monthly, plus applicable upfront selling commissions and dealer manager fees. The Company also may issue Class E shares to certain of Apollo's affiliates, directors and employees in one or more private placements; however, Class E shares are not being offered to the public pursuant to the Offering.

The Company elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"), commencing with the taxable year ended December 31, 2023. To maintain its tax qualification as a REIT, the Company is required to distribute at least 90% of its taxable income, excluding net capital gains, to stockholders and meet certain other asset, income, and ownership tests.

As of September 30, 2024, the Company owned five properties, had twenty investments in commercial real estate debt, and held sixteen real estate-related securities. The Company currently operates in two reportable segments: Real Estate and Real Estate Debt. See "Note 17 - Segment Reporting" for additional information.

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

These unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position, results of operations and cash flows have been included. The Company's results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full year or any other future period.

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

Cash and Cash Equivalents

Cash and cash equivalents represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. As of September 30, 2024 and December 31, 2023, the Company held $142.2 million and $95.2 million of cash and cash equivalents, respectively.

Restricted Cash

Restricted cash represents cash held in a deposit account controlled by a third party and tenant security deposits. As of September 30, 2024, the Company held $83.5 thousand in restricted cash. The Company did not have any restricted cash as of December 31, 2023.

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

As of September 30, 2024, the Company's investments in real estate debt consisted of commercial mortgage and mezzanine loans secured by real estate assets and real estate-related securities. The Company has elected the fair value option ("FVO") for investments in commercial mortgage and mezzanine loans secured by real estate assets as the Company believes fair value provides a more accurate depiction of the value of these assets. During the nine months ended September 30, 2024, real-estate related securities met the criteria to be classified as trading securities under ASC 320, "Investments". The Company generally determines the fair value of its investments in real estate debt by utilizing third-party pricing service providers whenever available.

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

The following table details the Company's assets measured at fair value on a recurring basis ($ in thousands):

	September 30, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in real estate debt	$—	$30,727	$698,045	$728,772	$—	$25,321	$302,868	$328,189
Total	$—	$30,727	$698,045	$728,772	$—	$25,321	$302,868	$328,189

The following table details the Company's assets measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

Investments in Real Estate Debt
Balance as of December 31, 2023	$302,868
Originations, acquisitions, and add on fundings	395,177
Amortization of discount/premium	156
Included in net income:
Unrealized gain/(loss) from investments in real estate debt	(156)
Balance as of September 30, 2024	$698,045

The following table contains the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy ($ in thousands):

	September 30, 2024
	Fair Value	Valuation Technique	Unobservable Inputs	Rate Range	Impact to Valuation from an Increase in Input
Assets:
Investments in real estate debt	$698,045	Discounted cash flow	Discount rate	6.50% - 12.66%	Decrease

	December 31, 2023
	Fair Value	Valuation Technique	Unobservable Inputs	Rate Range	Impact to Valuation from an Increase in Input
Assets:
Investments in real estate debt	$302,868	Discounted cash flow	Discount rate	8.41% - 10.00%	Decrease

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

Real estate assets will be evaluated for impairment on a quarterly basis. The Company will consider the following factors when performing its impairment analysis: (1) management, having the authority to approve the action, commits to a plan to sell the asset; (2) significant negative industry and economic outlook or trends; (3) expected material costs necessary to extend the life or operate the real estate asset; and (4) its ability to hold and dispose of the real estate asset in the ordinary course of business. A real estate asset is considered impaired when the sum of estimated future undiscounted cash flows to be generated by the real estate asset over the estimated remaining holding period is less than the carrying value of such real estate asset. An impairment charge is recorded equal to the excess of the carrying value of the real estate asset over the fair value. When determining the fair value of a real estate asset, the Company makes certain assumptions including, but not limited to, consideration of projected operating cash flows, comparable selling prices and projected cash flows from the eventual disposition of the real estate asset based upon its estimate of a capitalization rate and discount rate. As of September 30, 2024, the Company had not recorded any impairments on its investments in real estate.

Investments in Real Estate Debt

The Company's investments in real estate debt consist of commercial mortgage and mezzanine loans secured by real estate and real estate-related securities. The Company has elected the FVO for its commercial mortgage and mezzanine loans secured by real estate. During the nine months ended September 30, 2024, real-estate related securities met the criteria to be classified as trading securities under ASC 320, "Investments". Trading securities are recognized on a trade date basis. The unrealized gain or loss associated with holding real estate debt investments at fair value are recorded as a component of income from investments in real estate debt on the Company's condensed consolidated statement of operations. For the three and nine months ended September 30, 2024 the Company recorded de minimis and $0.2 million of unrealized gain on its investments in real estate debt, respectively.

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

Deferred Financing Costs

Costs incurred in connection with financings are capitalized and amortized over the respective financing terms and are reflected on the accompanying condensed consolidated statement of operations as a component of interest expense. The capitalized financing costs, net of amortization, are reflected as a direct deduction of the carrying amount of the Company's debt facilities.

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

Income Taxes

The Company elected to be taxed as a REIT under Sections 856 through 860 of the Code commencing with its taxable year ended December 31, 2023. As long as the Company qualifies for taxation as a REIT, it generally will not be subject to federal corporate income tax to the extent it distributes its taxable income to stockholders. REITs are also subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain federal, state and local taxes on its income and property, including taxes on any undistributed income.

The Company has formed a wholly owned subsidiary to function as a TRS and filed a TRS election, together with such subsidiary, with the Internal Revenue Service. In general, a TRS may perform additional services for the Company's tenants and generally may engage in any real estate or non-real estate-related business. The TRS is subject to income taxation at the federal, state and local levels, as applicable, at regular corporate tax rates. The tax returns filed by the Company and its TRS for tax years 2022 and 2023 remain subject to examination by taxing authorities.

Earnings per Share of Common Stock

Basic earnings per share of common stock is computed by dividing net income or loss for the period by the weighted average number of shares of common stock outstanding during the period.

The restricted stock grants of Class E shares held by the Company's directors are considered to be participating securities because they contain non-forfeitable rights to distributions. The impact of these restricted stock grants on basic and diluted earnings per common share ("EPS") has been calculated using the two-class method whereby earnings are allocated to the restricted stock grants based on dividends declared and the restricted stocks' participation rights in undistributed earnings. As of September 30, 2024 and December 31, 2023, the effects of the two-class method on basic and diluted EPS were not material to the Company's condensed consolidated financial statements.

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

Organization costs are expensed as incurred and recorded as expenses on the Company's condensed consolidated statement of operations and offering costs are charged to equity as such amounts are incurred. As of September 30, 2024 and December 31, 2023, the Adviser and its affiliates had incurred organization and offering costs on the Company's behalf of $8.0 million and $7.9 million, respectively, consisting of offering costs of $6.5 million and $6.4 million, respectively, and organization costs of $1.5 million. Such costs became the Company's liability on December 22, 2022, the date on which the proceeds from the Offering were released from escrow. These organization and offering costs are recorded as a component of due to affiliates on the Company's condensed consolidated balance sheet.

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

The following table details the selling commissions, dealer manager fees, and stockholder servicing fees for each applicable share class as of September 30, 2024:

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

The Dealer Manager has entered into agreements with selected dealers that agree to distribute the Company's shares in the Offering, which will provide, among other things, for the reallowance of the full amount of the selling commissions and stockholder servicing fees to such selected dealers. The Company will cease paying the stockholder servicing fee with respect to any Class S share, Class D share, Class F-S share, or

Class F-D share held in a stockholder's account at the end of the month in which the total selling commissions, dealer manager fees and stockholder servicing fees paid with respect to such shares would exceed, in the aggregate, 8.75% of the gross proceeds from the sale of such share. There will not be a stockholder servicing fee, upfront selling commission or dealer manager fee with respect to Class I shares, Class F-I shares, Class A-I shares, Class A-II shares, and Class A-III shares. The Company will accrue the cost of the stockholder servicing fee as an offering cost at the time of each Class S share, Class D share, Class F-S share, and Class F-D share is sold during the primary offering. As of September 30, 2024, the Company had accrued $7 thousand of stockholder servicing fees related to Class S shares sold. Such fees are recorded as a component of due to affiliates on the Company's condensed consolidated balance sheet.

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

Note 3 - Investments in Real Estate

Investments in real estate, net consisted of the following ($ in thousands):

	September 30, 2024	December 31, 2023
Building and building improvements	$219,718	$132,792
Land and land improvements	29,138	22,707
Furniture, fixtures and equipment	1,094	—
Tenant improvements	2,513	621
Total	252,463	156,120
Accumulated depreciation	(5,302)	(1,607)
Investment in real estate, net	$247,161	$154,513

During the nine months ended September 30, 2024, the Company acquired the following properties, that qualified as asset acquisitions ($ in thousands):

	Property Type	Acquisition Date	Purchase Price
The Beckett (1)	Multifamily	May 2024	$49,402
PepsiCo / Quaker Distribution Center	Industrial	May 2024	57,839
Total acquisitions			$107,241
(1)
Formerly known as Hampton Rivers Property.

The following table summarizes the purchase price allocation for the properties acquired during the nine months ended September 30, 2024 ($ in thousands):

	The Beckett	PepsiCo / Quaker Distribution Center	Total
Building and building improvements	$43,844	$43,044	$86,888
Land and land improvements	3,770	2,634	6,404
In-place lease intangibles	694	9,256	9,950
Furniture, fixtures and equipment	1,094	—	1,094
Tenant improvements	—	1,892	1,892
Above-market lease intangibles	—	1,013	1,013
Total purchase price	$49,402	$57,839	$107,241

Intangible assets are recorded in other assets on the accompanying condensed consolidated balance sheet. The intangibles of the properties are amortized over the remaining lease terms that they were derived from. As a result, the Company's intangibles have a weighted average amortization period of approximately 12 years. As of September 30, 2024 and December 31, 2023, the Company did not recognize any impairment on its real estate investments.

Note 4 - Investments in Real Estate Debt

The following table details the Company's investments in real estate debt as of September 30, 2024 ($ in thousands):

____________

	September 30, 2024
Type of Investment in Real Estate Debt	Number of Positions	Weighted Average Coupon (1)	Weighted Average Maturity Date (2)	Face Amount	Cost Basis	Fair Value
Commercial mortgage loan	18	8.5%	May 2028	$585,545	$585,501	$585,545
Mezzanine loan	2	10.6%	April 2028	112,500	112,500	112,500
Real estate-related securities	16	6.7%	July 2038	30,727	30,412	30,727
Total investments in real estate debt:	36	8.7%	October 2028	$728,772	$728,413	$728,772

The following table details the Company's investments in real estate debt as of December 31, 2023 ($ in thousands):

	December 31, 2023
Type of Investment in Real Estate Debt	Number of Positions	Weighted Average Coupon (1)	Weighted Average Maturity Date (2)	Face Amount	Cost Basis	Fair Value
Commercial mortgage loan	11	9.1%	September 2027	$252,868	$252,668	$252,868
Mezzanine loan	1	10.0%	September 2026	50,000	50,000	50,000
Real estate-related securities	14	7.0%	May 2037	25,811	25,314	25,321
Total investments in real estate debt:	26	9.3%	April 2028	$328,679	$327,982	$328,189

(1)
Based on applicable benchmark rates as of September 30, 2024 and December 31, 2023, respectively.
(2)
Weighted average maturity date is based on fully extended maturity.

All of the Company's real estate-related securities have maturity dates greater than ten years from September 30, 2024.

The table below details the type of properties securing the loans in the Company's portfolio at the dates indicated ($ in thousands):

	September 30, 2024		December 31, 2023
Property Type	Fair Value	% of Portfolio	Fair Value	% of Portfolio
Multifamily	$323,941	46.4%	$110,670	36.6%
Data Center	102,314	14.7%	40,651	13.4%
Industrial	99,761	14.3%	91,292	30.1%
Hotel	94,507	13.5%	48,795	16.1%
Self-Storage	39,350	5.6%	8,884	2.9%
Life Science	19,804	2.9%	-	0.0%
Other(1)	18,368	2.6%	2,576	0.9%
Total	$698,045	100.0%	$302,868	100.0%
(1)
Other property types represents productions studio.

The table below details the geographic distribution of the properties securing the loans in the Company's portfolio at the dates indicated ($ in thousands):

	September 30, 2024		December 31, 2023
Geographic Location	Fair Value	% of Portfolio	Fair Value	% of Portfolio
Northeast	256,310	36.7%	169,829	56.1%
West	186,270	26.7%	32,841	10.8%
Mid-Atlantic	109,590	15.7%	44,166	14.6%
Midwest	69,840	10.0%	10,050	3.3%
Southwest	50,217	7.2%	18,400	6.1%
Southeast	25,818	3.7%	27,582	9.1%
Total	$698,045	100.0%	$302,868	100.0%

The total income from investments in real estate debt disclosed on the Company's condensed consolidated statement of operations relates to interest income, upfront fees recognized, and unrealized gain on these investments in real estate debt. For the three and nine months ended September 30, 2024 the Company recorded de minimis and $0.2 million of unrealized gain on its investments in real estate debt, respectively. For the three and nine months ended September 30, 2023, the Company recorded $34 thousand of unrealized losses and $0.3 million of unrealized gain on its investments in real estate debt.

Note 5 - Other Assets

The following table details the components of the Company's other assets at the dates indicated ($ in thousands):

	September 30, 2024	December 31, 2023
Real estate intangibles, net	$33,940	$25,734
Interest receivable	4,332	1,727
Straight-line rent receivable	2,995	1,425
Other	1,253	1,821
Deferred financing costs, net (1)	—	1,057
Total	$42,520	$31,764

(1) Deferred financing costs, net were reclassified as an offset to secured debt arrangements, net after the first borrowing on the facility was made in 2024.

Note 6 - Intangibles

The gross carrying amount and accumulated amortization of the Company's intangible assets consisted of the following as of the dates indicated ($ in thousands):

	September 30, 2024	December 31, 2023
Intangible assets:
In-place lease intangibles	$36,313	$26,363
Above-market lease intangibles	1,338	325
Total intangible assets	37,651	26,688
Accumulated amortization:
In-place lease amortization	(3,617)	(937)
Above-market lease amortization	(94)	(17)
Total real estate intangible assets, net	$33,940	$25,734
Intangible liabilities
Below-market lease intangibles	$(10,855)	$(10,855)
Total intangible liabilities	(10,855)	(10,855)
Accumulated amortization:
Below-market lease amortization	817	226
Total real estate intangible liabilities, net	$(10,038)	$(10,629)

The estimated future amortization on the Company's intangibles for each of the next five years and thereafter as of September 30, 2024, is as follows ($ in thousands):

	In-Place Lease Intangibles	Above-Market Intangibles	Below-Market Intangibles
2024 (remaining)	1,047	44	(194)
2025	3,493	178	(775)
2026	3,493	178	(775)
2027	3,493	178	(775)
2028	3,475	178	(766)
Thereafter	17,695	488	(6,753)
	$32,696	$1,244	$(10,038)

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

The following table summarizes the fixed and variable components of the Company's operating leases ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Fixed lease payments	$5,026	$1,295	$12,068	$3,144
Variable lease payments	1,123	206	2,438	409
Lease Revenue	$6,149	$1,501	$14,506	$3,553
Above- and below-market lease amortization	153	42	514	37
Rental Revenue	$6,302	$1,543	$15,020	$3,590

The following table presents the undiscounted future minimum rents the Company expects to receive for its industrial, retail and multifamily properties as of September 30, 2024 ($ in thousands):

Year	Future Minimum Rents
2024 (remaining)	$4,282
2025	16,411
2026	15,315
2027	15,749
2028	16,141
Thereafter	93,846
Total	$161,744

Note 8 - Mortgage Notes

During October 2023, the Company entered into a $36.0 million, non-amortizing, mortgage loan secured by one of its real estate equity properties. The loan has a fixed interest rate of 6.05% and a five year term with a maturity date in November 2028. There have been no repayments on this mortgage loan during the three and nine months ended September 30, 2024. At September 30, 2024 and December 31, 2023, the mortgage note is carried net of unamortized deferred financing costs of $0.4 million and $0.5 million, respectively, on the Company's condensed consolidated balance sheet. During the three and nine months ended September 30, 2024, the Company recorded $21 thousand and $63 thousand of deferred financing cost amortization, respectively, which is included within interest expense in the condensed consolidated statement of operations. The Company is in compliance with all covenants as of September 30, 2024.

Note 9 - Secured Debt Arrangements

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

The Company's borrowings under secured debt arrangements at September 30, 2024 are detailed in the following table ($ in thousands):

	Maximum Amount of Borrowings	Borrowings Outstanding	Weighted Average Borrowing Costs	Maturity Date (1)
JPM Repurchase Agreement	$250,000	$188,775	SOFR + 2.51%	October 2028
Less: Unamortized deferred financing costs	N/A	(589)
	$250,000	$188,186
(1)
Maturity date assumes extensions at the Company's option are exercised with consent of the financing provider.

At September 30, 2024, the Company's borrowings had the following maturities ($ in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
JPM Repurchase Agreement	$19,500	17,500	151,775	-	$188,775

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

The Company was in compliance with the covenants under its secured financing as of September 30, 2024 and December 31, 2023. The impact of macroeconomic conditions on the commercial real estate markets and global capital markets, including increased interest rates, changes to fiscal and monetary policy, slower economic growth or recession, labor shortages, and recent distress in the banking sector, may make it more difficult to meet or satisfy these covenants in the future.

Note 10 - Other Liabilities

The following table details the components of the Company's other liabilities at the date indicated ($ in thousands):

	September 30, 2024	December 31, 2023
Below market lease intangibles, net	$10,038	$10,629
Distribution payable	4,185	1,900
Accounts payable and accrued expenses	3,153	1,816
Real estate taxes payable	1,683	61
Accrued repurchases	317	-
Total	$19,376	$14,406

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

The Special Limited Partner holds a performance participation interest in the Operating Partnership that entitles it to receive an allocation from the Operating Partnership on Class S shares, Class D shares, and Class I shares equal to 12.5% of the annual Total Return, subject to a 5% annual Hurdle Amount and a High Water Mark, with a Catch-Up (each term as defined in the limited partnership agreement of the Operating Partnership, by and among the Company, as general partner, the Special Limited Partner and the limited partners party thereto from time to time (as amended, restated or otherwise modified from time to time, the "Limited Partnership Agreement")). On Class F-S shares, Class F-D shares, and Class F-I shares, the Special Limited Partner is entitled to receive an allocation equal to 9.0% of the annual Total Return, subject to a 5% annual Hurdle Amount and a High Water Mark, with a Catch-Up (each term as defined in the Limited Partnership Agreement). Such allocation will accrue monthly and be paid annually. There is no performance participation interest with respect to Class A-I shares, Class A-II shares, Class A-III shares, and Class E shares. The performance participation interest is paid, at the Adviser's election, in cash, Class E shares,

Class E units or any combination thereof. During the three and nine months ended September 30, 2024, the Company accrued $0.1 million and $0.3 million of performance participation allocation, respectively. During the three and nine months ended September 30, 2023, the Company accrued $0.2 million and $0.4 million of performance participation allocation.

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

The Company has engaged Nations Land Services, L.P. ("Nations"), a title agent company in which Apollo has a majority ownership. Nations acts as a title agent in facilitating and issuing title insurance in connection with investments by the Company, affiliates, and related parties, and third parties. Apollo receives distributions from Nations in connection with investments by the Company based on its equity interest in Nations. In each case, there will be no related offset to the Company. During the nine months ended September 30, 2024, the Company incurred $0.1 million of expenses for services provided by Nations.

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

From time to time, the Company makes co-investments in commercial mortgage and mezzanine loans alongside Apollo affiliates. As of September 30, 2024, all of the Company's investments in commercial mortgage and mezzanine loans were pari-passu co-investments with Apollo affiliates.

The Company may also offer Class E shares, which will only be available to certain of Apollo's affiliates, directors and employees, in one or more private placements. These shares are not being offered to the public pursuant to the Offering and will not incur any upfront selling costs, ongoing servicing costs, management fee or performance participation allocation.

On February 18, 2022, the Company was capitalized with a $0.2 million investment by Apollo ARIS Holdings LLC, an indirect wholly-owned subsidiary of Apollo, in exchange for 10,000 Class I shares. On November 11, 2022, 10,000 Class I shares held by Apollo ARIS Holdings LLC were exchanged for 10,000 F-I shares. Apollo ARIS Holdings LLC has elected to reinvest the dividends declared on its shares, which has corresponded to the issuance of 142 and 393 additional Class F-I shares to Apollo ARIS Holdings LLC in lieu of cash for the dividends paid during the three and nine months ended September 30, 2024, respectively.

On November 29, 2022, the Company and the Operating Partnership entered into a subscription agreement with an affiliate of Apollo to issue 5,000,000 Class A-I units for the aggregate consideration of $100.0 million. In May 2023 such affiliate of Apollo elected to reinvest its dividends. In connection with such dividend reinvestment, the Company issued 69,522 and 192,734 Class A-I units in lieu of cash for the dividends paid during the three and nine months ended September 30, 2024, respectively.

Due to Affiliates

The following table details the Company's expenses that are due to its Adviser:

	September 30, 2024	December 31, 2023
Organization and offering	$7,983	$7,906
General and administrative	7,339	6,895
Management fee payable	741	468
Accrued performance participation allocation	347	562
Accrued stockholder servicing fee	7	—
Total	$16,417	$15,831

Organization and Offering Expenses

The Adviser has advanced $8.0 million of organization and offering expenses (including legal, accounting, and other expenses attributable to the Company's organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) on behalf of the Company through September 30, 2024. The Adviser advanced all of the Company's organization and offering expenses on behalf of the Company through December 22, 2023. The Company will reimburse the Adviser for all such advanced costs ratably over a 60 month period beginning on December 22, 2024.

General and Administrative Expenses

The Adviser has agreed that it and/or its affiliates will advance certain general and administrative expenses on behalf of the Company through December 22, 2023. The Adviser has advanced $7.3 million of general and administrative expenses on the Company's behalf as of September 30, 2024. The Company will reimburse the Adviser for all such advanced costs ratably over a 60 month period beginning on December 22, 2024.

Management Fee Payable

The Adviser is entitled to a management fee equal to 1.25% of NAV per annum, payable monthly on Class S shares, Class D shares, and Class I shares. The Adviser will be paid a management fee equal to 1.0% of NAV per annum, payable monthly on Class F-S shares, Class F-D shares, Class F-I shares, and Class A-I shares. The Adviser will be paid a management fee equal to 1.0% of NAV for Class A-II shares per annum payable monthly; and provided that, for the period from April 1, 2023 through September 1, 2026, this management fee will be reduced to 0.92% of NAV for Class A-II shares per annum payable monthly. The Adviser will be paid a management fee equal to 1.0% of NAV for Class A-III shares per annum payable monthly; and provided that, for the period from April 1, 2023 through January 2, 2027, this management fee will be reduced to 0.85% of NAV for Class A-III shares per annum payable monthly. The management fee will be paid, at the Adviser's election, in cash, Class E shares, Class E units or any combination thereof. During the three and nine months ended September 30, 2024, the Company incurred $2.1 million and $5.4 million of management fees, respectively.

During the three months ended September 30, 2024, the Company issued 81,893 Class E shares and 13,219 Class E units to the Adviser as payment for its management fee. The shares and units issued to the Adviser for payment of the management fee were issued at the applicable NAV per share/unit at the end of each month for which the fee was earned, in reliance upon the exemption from registration set forth in Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act"). The Adviser did not submit any repurchase requests for any shares or Operating Partnership units previously issued as payment for the management fee during the three and nine months ended September 30, 2024.

The Adviser has elected to reinvest the dividends declared on the shares and Operating Partnership units issued for its management fee. In connection with such dividend reinvestment, the Company issued (i) 4,032 and 8,420 Class E shares and (ii) 1,237 and 2,916 Class E units to the Adviser in lieu of cash for the dividends paid during the three and nine months ended September 30, 2024, respectively.

Stockholder Servicing Fee Payable

The Company accrues the full amount of the future stockholder servicing fees payable to the Dealer Manager, up to 8.75% of the gross proceeds limit, at the time such shares are sold. The Dealer Manager has entered into agreements with the selected dealers distributing the Company’s shares as part of its continuous public offering, that provide, among other things, for the payment of the full amount of the selling commissions and dealer manager fee, and all or a portion of the stockholder servicing fees received by the Dealer Manager to such selected dealers. During the three and nine months ended September 30, 2024, the Company accrued zero and $7 thousand of stockholder servicing fees related to Class S shares sold.

Note 12 - Economic Dependency

The Company depends on the Adviser and its affiliates for certain services that are essential to it, including the sale of the Company's shares of common stock, acquisition and disposition decisions, and certain other responsibilities. In the event that the Adviser and its affiliates are unable or unwilling to provide such services, the Company would be required to find alternative service providers. The Company may retain third parties, including certain of the Adviser's affiliates, for necessary services relating to its investments or operations.

Note 13 - Share Based Payments

The Company's board of directors approved the Apollo Realty Income Solutions, Inc. Amended and Restated 2022 Equity Incentive Plan (the "2022 Equity Incentive Plan"), pursuant to which shares of the Company's common stock may be granted from time to time to directors and officers of the Company and employees of the Adviser. The 2022 Equity Incentive Plan allows for up to 10,000,000 shares of the Company's common stock to be issued.

The following table summarizes the grants, vesting and forfeitures of restricted common stock during the nine months ended September 30, 2024:

Type	Restricted Stock	Grant Date Fair Value ($ in thousands)
Outstanding as of December 31, 2023	4,948
Granted	4,763	100
Vested	(4,948)	—
Forfeiture	—	—
Outstanding as of September 30, 2024	4,763

Restricted Stock Grants

During the nine months ended September 30, 2024, the Company issued 4,763 Class E shares to the independent directors of the Company's board of directors to cover the restricted stock portion of the annual base director's fee for the independent directors' services to the Company. The fair value of these shares was determined using the most recently available NAV and they are subject to a one year vesting period. No shares were issued pursuant to the 2022 Equity Incentive Plan during the three months ended September 30, 2024.

During the three and nine months ended September 30, 2024, the Company recorded $25 thousand and $75 thousand of restricted stock amortization as general and administrative expenses in the condensed consolidated statement of operations, respectively. There are six months of remaining amortization related to the grants of restricted stock, which represents unrecognized compensation cost of $50 thousand as of September 30, 2024.

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

As of September 30, 2024 and December 31, 2023, the Company had the following classes of common stock authorized, issued and outstanding:

	September 30, 2024		December 31, 2023
Classification	Shares Authorized	Shares Issued and Outstanding	Shares Authorized	Shares Issued and Outstanding
Preferred Stock, $0.01 par value per share	100,000,000	—	100,000,000	—
Class S Shares, $0.01 par value per share	100,000,000	4,795	100,000,000	—
Class D Shares, $0.01 par value per share	100,000,000	—	100,000,000	—
Class I Shares, $0.01 par value per share	100,000,000	508,350	100,000,000	—
Class F-S Shares, $0.01 par value per share	100,000,000	—	100,000,000	—
Class F-D Shares, $0.01 par value per share	100,000,000	—	100,000,000	—
Class F-I Shares, $0.01 par value per share	100,000,000	1,562,148	100,000,000	4,820,377
Class A-I Shares, $0.01 par value per share	100,000,000	14,964,170	100,000,000	17,016,652
Class A-II Shares, $0.01 par value per share	100,000,000	21,162,241	100,000,000	—
Class A-III Shares, $0.01 par value per share	100,000,000	—	100,000,000	—
Class E Shares, $0.01 par value per share	100,000,000	360,888	100,000,000	105,707
Total	1,100,000,000	38,562,592	1,100,000,000	21,942,736

Common Stock

The following table details the movement in the Company's outstanding shares of common stock:

	Class I	Class S	Class F-I	Class A-I	Class A-II	Class E
Beginning balance, December 31, 2023	—	—	4,820,377	17,016,652	—	105,707
Common stock issued	201,505	—	594,229	1,787,026	1,671,686	73,366
Repurchase of common stock	—	—	(2,476)	—	(5,000)	—
Dividend reinvestment	272	—	3,824	37,473	2,189	1,620
Share class transfer	—	—	—	(12,477,404)	12,502,989	—
Ending balance, March 31, 2024	201,777	—	5,415,954	6,363,747	14,171,864	180,693
Common stock issued	157,759	4,795	1,461,907	1,702,361	2,479,255	75,223
Repurchase of common stock	—	—	(92,330)	(1,235)	(72,253)	—
Dividend reinvestment	1,932	—	4,197	54,101	4,353	2,767
Share class transfer	—	—	(5,225,608)	5,155,772	—	—
Ending balance, June 30, 2024	361,468	4,795	1,564,120	13,274,746	16,583,219	258,683
Common stock issued	144,423	—	—	1,628,306	4,635,279	98,168
Repurchase of common stock	—	—	(6,078)	(7,485)	(62,290)	—
Dividend reinvestment	2,459	—	4,106	68,603	6,033	4,037
Ending balance, September 30, 2024	508,350	4,795	1,562,148	14,964,170	21,162,241	360,888

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

Each class of common stock receives the same gross distribution per share. The net distribution per share varies for each share class based on differing fee structures. Additionally, net distributions will vary based on the applicable stockholder servicing fee, which is deducted from the monthly distribution per share and paid directly to the applicable distributor.

The following table details the aggregate distributions declared for each applicable class of common stock:

	Three Months Ended September 30, 2024
	Class I	Class S	Class F-I	Class A-I	Class A-II	Class E
Aggregate gross distribution declared per share of common stock	$0.3359	$0.3359	$0.3359	$0.3359	$0.3359	$0.3359
Management fee per share of common stock	(0.0659)	(0.0660)	(0.0527)	(0.0530)	(0.0488)	—
Stockholder servicing fee per share of common stock	—	(0.0448)	—	—	—	—
Net distribution declared per share of common stock	$0.2700	$0.2251	$0.2832	$0.2829	$0.2871	$0.3359

	Nine Months Ended September 30, 2024
	Class I	Class S	Class F-I	Class A-I	Class A-II	Class E
Aggregate gross distribution declared per share of common stock	$0.8606	$0.5497	$0.9578	$0.9578	$0.9578	$0.9578
Management fee per share of common stock	(0.1751)	(0.1098)	(0.1566)	(0.1581)	(0.1455)	—
Stockholder servicing fee per share of common stock	—	(0.0744)	—	—	—	—
Net distribution declared per share of common stock	$0.6855	$0.3655	$0.8012	$0.7997	$0.8123	$0.9578

Repurchases

During the three months ended September 30, 2024 the Company repurchased 62,290 Class A-II shares, 7,485 Class A-I shares and 6,078 Class F-I shares for a total of $1.6 million. During the nine months ended September 30, 2024 the Company repurchased 139,543 Class A-II shares, 8,719 Class A-I shares and 100,884 Class F-I shares for a total of $5.2 million. The Company had no unfulfilled repurchase requests as of September 30, 2024.

Redeemable Non-Controlling Interest

In connection with its management fee, the Adviser has elected to receive Class E units. See Note 11 - Related Party Transactions for additional information on the Adviser's interest. In November 2023, the Limited Partnership Agreement was updated to enable the Adviser to redeem their Class E units for Class E shares or cash at its election. As of that date the Company has classified these Class E units as redeemable non-controlling interest in mezzanine equity on the Company's condensed consolidated balance sheet. The redeemable non-controlling interest is recorded at the greater of the carrying amount, adjusted for its share of the allocation of income or loss and dividends, or the redemption value, which is equivalent to fair value, of such Operating Partnership units at the end of each measurement period.

The following table details the redeemable non-controlling interest activity related to the Adviser for the nine months ended September 30, 2024 ($ in thousands):

Adviser
Balance at December 31, 2023	$967
Settlement of management fees	823
Settlement of performance participation allocation	562
GAAP income allocation	109
Distributions	(94)
Reinvestment of distributions	84
Fair value allocation	22
Balance at September 30, 2024	$2,473

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

During the three and nine months ended September 30, 2024, the Company issued 13,219 and 39,152 Class E units, respectively, to the Adviser for the management fee earned on the Operating Partnership units issued to an affiliate of Apollo, mentioned above.

During the three and nine months ended September 30, 2024, the Company issued zero and 26,977 Class E units, respectively, to the Special Limited Partner for performance participation allocation earned in 2023.

Currently all Operating Partnership unitholders have elected to reinvest their dividends. In connection with such dividend reinvestment, in lieu of cash for dividends paid during the three and nine months ended September 30, 2024, the Company issued 69,522 and 192,734 Class A-I units and 1,672 and 4,020 Class E units, respectively.

Non-Controlling Interests Attributable to Preferred Stockholders

A subsidiary of the Company intends to elect to be taxed as a REIT for U.S. federal income tax purposes. This subsidiary has issued preferred non-voting shares to be held by investors to ensure compliance with the Code requirement that REITs have at least 100 shareholders. The preferred shares have a face amount of $1,000 and carry a 12.0% annual dividend payable semi-annually. As of September 30, 2024, this subsidiary had $125,000 of preferred non-voting shares outstanding.

Note 15 - Earnings per Share

The Company's net income (loss) and weighted average number of shares outstanding for the three and nine months ended September 30, 2024, and the three months ended September 30, 2023, consists of the following (in thousands except per share information):

Basic and Diluted Net Loss per Share Attributable to ARIS Stockholders	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income (loss) attributable to ARIS stockholders	$11,530	$3,911	$29,361	$6,166
Denominator:
Basic and diluted weighted average shares of common stock outstanding (1)	36,554	15,177	30,673	9,079
Basic and diluted net income (loss) per share of common stock	$0.32	$0.26	$0.96	$0.68

(1) The weighted average shares of common stock outstanding are inclusive of outstanding restricted stock grants, the impact of which is not material to the basic and diluted net income (loss) per share of common stock.

Note 16 - Commitments and Contingencies

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2024 and December 31, 2023, the Company was not subject to any material litigation nor is the Company aware of any material litigation threatened against it.

As of September 30, 2024, the Company had $350.5 million of unfunded commitments related to its investments in real estate debt. The timing and amounts of fundings are uncertain as these commitments relate to loans for construction costs, capital expenditures, leasing costs, interest and carry costs, among others. As such, the timing and amounts of future fundings depend on the progress and performance of the underlying assets of the Company's investments in real estate debt.

Note 17 - Segment Reporting

The Company operates in two reportable segments: Real Estate and Real Estate Debt. The Company allocates resources and evaluates results based off of the performance of each segment individually. The Company believes that Segment Net Operating Income is the key performance metric that captures the unique operating characteristics of each segment.

The following table sets forth the total assets by segment as of September 30, 2024 and December 31, 2023 ($ in thousands):

	September 30, 2024	December 31, 2023
Real Estate	$285,349	$183,492
Real Estate Debt	733,104	330,974
Other Corporate	142,281	95,205
Total Assets	$1,160,734	$609,671

The following table sets forth the financial results by segment for the three months ended September 30, 2024 ($ in thousands):

	Real Estate	Real Estate Debt	Other Corporate	Total
Revenue				—
Rental revenue	$6,302	$—	$—	$6,302
Total revenues	6,302	—	—	6,302
Expenses
Rental property operating	(1,474)	—	—	(1,474)
Interest expense, net	(566)	(3,525)	—	(4,091)
Total segment expenses	(2,040)	(3,525)	—	(5,565)
Income from investments in real estate debt	—	17,366	—	17,366
Segment net operating income	$4,262	$13,841	$—	$18,103
Depreciation and amortization	$(2,793)	$—	$—	$(2,793)
General and administrative				(1,424)
Management fee				(2,121)
Performance participation allocation				(75)
Other income				1,549
Net income				$13,239
Net income attributable to non-controlling interests in the Operating Partnership				$1,709
Net income attributable to ARIS stockholders				$11,530

The following table sets forth the financial results by segment for the three months ended September 30, 2023 ($ in thousands):

	Real Estate	Real Estate Debt	Other Corporate	Total
Revenue				—
Rental revenue	$1,543	$—	$—	$1,543
Total revenues	1,543	—	—	1,543
Expenses
Rental property operating	(208)	—	—	(208)
Interest expense, net	—	—	—	—
Total segment expenses	(208)	—	—	(208)
Income from investments in real estate debt	—	5,411	—	5,411
Segment net operating income	$1,335	$5,411	$—	$6,746
Depreciation and amortization	$(572)	$—	$—	$(572)
General and administrative				(1,786)
Management fee				(1,041)
Performance participation allocation				(211)
Other income				2,153
Net income				$5,289
Net income attributable to non-controlling interests in the Operating Partnership				$1,378
Net income attributable to ARIS stockholders				$3,911

The following table sets forth the financial results by segment for the nine months ended September 30, 2024 ($ in thousands):

	Real Estate	Real Estate Debt	Other Corporate	Total
Revenue				—
Rental revenue	$15,020	$—	$—	$15,020
Total revenues	15,020	—	—	15,020
Expenses
Rental property operating	(2,871)	—	—	(2,871)
Interest expense, net	(1,697)	(5,048)	—	(6,745)
Total segment expenses	(4,568)	(5,048)	—	(9,616)
Income from investments in real estate debt	—	41,931	—	41,931
Segment net operating income	$10,452	$36,883	$—	$47,335
Depreciation and amortization	$(6,375)	$—	$—	$(6,375)
General and administrative				(4,703)
Management fee				(5,437)
Performance participation allocation				(347)
Other income				4,022
Net income				$34,495
Net income attributable to non-controlling interests in the Operating Partnership				$5,127
Net income (loss) attributable to preferred stockholders				$7
Net income attributable to ARIS stockholders				$29,361

The following table sets forth the financial results by segment for the nine months ended September 30, 2023 ($ in thousands):

	Real Estate	Real Estate Debt	Other Corporate	Total
Revenue				—
Rental revenue	$3,590	$—	$—	$3,590
Total revenues	3,590	—	—	3,590
Expenses
Rental property operating	(412)	—	—	(412)
Interest expense, net	—	—	—	—
Total segment expenses	(412)	—	—	(412)
Income from investments in real estate debt	—	9,306	—	9,306
Segment net operating income	$3,178	$9,306	$—	$12,484
Depreciation and amortization	$(1,200)	$—	$—	$(1,200)
General and administrative				(4,320)
Management fee				(2,139)
Performance participation allocation				(358)
Other income				4,550
Net income				$9,017
Net income attributable to non-controlling interests in the Operating Partnership				$2,851
Net income (loss) attributable to preferred stockholders				$—
Net income attributable to ARIS stockholders				$6,166

Note 18 - Subsequent Events

Subsequent to the nine months ended September 30, 2024, the following events took place:

Investment Activity: The Company originated a $25.0 million first mortgage loan, fully funded at closing, secured by a 367-key hotel located in New York, New York. Additionally, the Company funded approximately $20.5 million for previously closed commercial mortgage loans and purchased approximately $36.5 of real estate-related securities.

Financing Activity: The Company drew approximately $1.2 million and subsequently repaid $50.0 million of its outstanding borrowings on the JPM Repurchase Agreement.

Equity Activity: The Company issued Class A-II shares to clients of a certain financial intermediary in excess of $500.0 million, the minimum Class A-III subscription requirement. On November 4, 2024 (the "Third Exchange Date"), the Company exchanged all of the outstanding Class A-II shares held by clients of such financial intermediary for Class A-III shares at an exchange rate based on the NAV per share for the Company's Class A-II shares and the Company’s total NAV per share as of the Third Exchange Date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References herein to "Apollo Realty Income Solutions," "ARIS," "Company," "we," "us," or "our" refer to Apollo Realty Income Solutions, Inc. and its subsidiaries unless the context specifically requires otherwise.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical data, this discussion contains forward-looking statements about our business, operations, and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed in Part I. Item 1A - "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 11, 2024.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of forward-looking terminology such as "believe", "expect", "anticipate", "estimate", "plan", "continue", "intend", "should", "may" or similar expressions, or the negatives thereof. These may include our financial projections and estimates and their underlying assumptions, statements about plans, objectives and expectations with respect to future operations, statements with respect to acquisitions, statements regarding future performance and statements regarding identified but not yet closed acquisitions. Such forward-looking statements are inherently uncertain and there are or may be important factors that could cause actual outcomes or results to differ materially from those indicated in such statements. We believe these factors also include but are not limited to those described under the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 11, 2024, and any such updated factors included in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this document (or our prospectus and other filings). Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future developments or otherwise.

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

We elected to be taxed as a REIT for U.S. federal income tax purposes beginning with our taxable year ended December 31, 2023. We plan to own all or substantially all of our assets through the Operating Partnership.

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

As of November 8, 2024, we have issued (i) 42,643,412 shares of our common stock (consisting of 24,608,050 Class A-II shares, 15,836,839 Class A-I shares, 1,615,954 Class F-I shares, 572,142 Class I shares, 4,677 Class D shares and 5,750 Class S shares) in our primary offering for total proceeds of $878.5 million and (ii) 270,654 shares of our common stock (consisting of 14,883 Class A-II shares, 201,880 Class A-I shares, 48,288 Class F-I shares and 5,603 Class I shares) pursuant to our distribution reinvestment plan for a total value of $5.6 million. We have contributed the net proceeds from the sale of our Class S shares, Class D shares, Class I shares, Class F-I shares, Class A-I shares, Class A-II shares to the Operating Partnership in exchange for a corresponding number of Class S units, Class D Units, Class I units, Class F-I units, Class A-I units and Class A-II units. The Operating Partnership has primarily used the net proceeds to make investments in real estate, real estate debt and real estate-related securities, as further described below under "Portfolio". We intend to continue selling shares of our common stock on a monthly basis through the Offering and private offerings.

We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from acquiring properties or real estate debt.

Q3 Highlights

Operating Results

•
We raised $136.0 million, inclusive of $1.7 million from our distribution reinvestment plan, of net proceeds in the Offering during the three months ended September 30, 2024.
•
Declared monthly net distributions totaling $12.0 million for the three months ended September 30, 2024.
•
Inception through September 30, 2024 produced total annualized returns of 7.69% for Class A-II shares, 7.96% for Class A-I shares, 6.22% for Class F-I shares, 6.34% for Class I Shares, and 5.59% for Class S Shares. The inception date for Class A-II shares, Class A-I shares, Class F-I shares, Class I shares and Class S shares was January 3, 2024, April 4, 2023, December 22, 2022, February 1, 2024, and May 1, 2024 respectively.

Investments

•
On July 1, 2024, we originated a $65.0 million pari passu interest ($12.4 million of which was funded at closing) in a $210.0 million floating-rate first mortgage loan secured by a 757-unit multifamily property being constructed in Jersey City, New Jersey. The first mortgage loan is part of a $295.0 million whole loan consisting of the senior mortgage and a $85.0 million mezzanine loan. Affiliates of Apollo acquired the remaining pari passu interest in the senior loan. The loan has a three-year initial term, with a one-year extension option and an interest rate of SOFR plus 425 basis points.
•
On July 12, 2024, we acquired a $62.5 million pari passu interest (which was fully funded at closing) in a $125.0 million fixed-rate mezzanine loan secured a portfolio of 8 newly delivered, luxury multifamily properties totaling 2,791 units, located in Chicago, Illinois and Los Angeles, California. The mezzanine loan is part of a $1.0 billion whole loan consisting of a $875.0 million senior mortgage and the mezzanine loan. Affiliates of Apollo acquired the remaining $62.5 million pari passu interest in the mezzanine loan. The loan has a five-year term and an interest rate of 11.0%.
•
On August 15, 2024, we originated a $25.0 million pari passu interest ($19.8 million of which was funded at closing) in a $150.0 million floating-rate first mortgage loan secured by an approximately 288,000 square foot life science property located in Bedford, Massachusetts. Affiliates of Apollo acquired the remaining $125.0 million pari passu interest in the senior loan. The loan has a three-year initial term, with two one-year extension options and an interest rate of SOFR plus 325 basis points. The property is 100% leased to a global biotechnology company on a 15-year net lease that commenced in January 2024.
•
On August 22, 2024, we originated a $75.0 million pari passu interest ($15.3 million of which was funded at closing) in a $445.0 million floating-rate first mortgage secured by an approximately 359,000 square foot data center being constructed in Herndon, Virginia. Affiliates of Apollo acquired the remaining $370.0 million pari passu interest in the senior loan. The loan has a four-year initial term, with two one-year extension options and an interest rate of SOFR plus 440 basis points. The property is 100% pre-leased to Amazon.com, Inc. for 15 years on a triple net basis commencing post-delivery.

Portfolio

Investments in Real Estate

The following table provides information regarding our portfolio of real estate properties as of September 30, 2024 ($ in thousands):

	September 30, 2024
Investment	Number of Properties	Property Type	Location	Acquisition Date	Sq. Feet (in thousands)	Occupancy(1)	Gross Asset Value (2)
Rickenbacker	1	Industrial	Columbus, Ohio	January 2023	165	100%	$52,800
16000 Pines	1	Retail	Pembroke Pines, Florida	August 2023	118	100%	$58,200
Hallmark	1	Industrial	Liberty, Missouri	October 2023	847	100%	$66,600
The Beckett(3)	1	Multifamily	Charleston, South Carolina	May 2024	193	89%	$49,600
PepsiCo / Quaker Distribution Center	1	Industrial	Byhalia, Mississippi	May 2024	708	100%	$58,700
Total investments in real estate:					2,031		$285,900

___________

(1)
For our industrial and retail investments, occupancy is defined as all leased square footage divided by the total available square footage as of September 30, 2024. For our multifamily investment, occupancy is defined as the percentage of actual rent divided by gross potential rent (defined as actual rent for occupied units and market rent for vacant units) for the three months ended September 30, 2024.
(2)
Based on fair value as of September 30, 2024.
(3)
Formerly known as Hampton Rivers Property.

Investments in Real Estate Debt

The following table summarizes our investments in real estate debt as of September 30, 2024 ($ in thousands):

___________

	September 30, 2024
Type of Investment in Real Estate Debt	Number of Positions	Weighted Average Coupon (1)	Weighted Average Maturity Date (2)	Face Amount	Cost Basis	Fair Value
Commercial mortgage loan	18	8.5%	May 2028	$585,545	$585,501	$585,545
Mezzanine loan	2	10.6%	April 2028	112,500	112,500	112,500
Real estate-related securities	16	6.7%	July 2038	30,727	30,412	30,727
Total investments in real estate debt:	36	8.7%	October 2028	$728,772	$728,413	$728,772

(1)
Based on applicable benchmark rates as of September 30, 2024.
(2)
Weighted average maturity date is based on fully extended maturity.

The following table summarizes our investments in commercial real estate loans as of September 30, 2024 ($ in thousands):

Commercial Real Estate Loan Portfolio
		September 30, 2024
#	Type	Property Type	Geography	Coupon(1)	Maturity Date(2)	Commitment	Cost Basis	Fair Value
1	First Mortgage	Data Center	Mid-Atlantic	8.7%	April 2029	$85,000	$33,330	$33,330
2	First Mortgage	Multifamily	Northeast	8.6%	October 2025	$75,000	$62,901	$62,945
3	First Mortgage	Data Center	Mid-Atlantic	9.2%	September 2030	$75,000	$15,337	$15,337
4	First Mortgage	Multifamily	Northeast	9.1%	July 2028	$65,000	$19,359	$19,359
5	First Mortgage	Data Center	Mid-Atlantic	8.3%	July 2029	$65,000	$6,659	$6,659
6	Mezzanine	Multifamily	Various	11.0%	July 2029	$62,500	$62,500	$62,500
7	First Mortgage	Multifamily	West	7.8%	February 2029	$60,000	$60,000	$60,000
8	Mezzanine	Industrial	Various	10.0%	September 2026	$50,000	$50,000	$50,000
9	First Mortgage	Multifamily	Northeast	7.8%	January 2029	$50,000	$50,000	$50,000
10	First Mortgage	Industrial	Northeast	8.8%	March 2028	$50,000	$49,761	$49,761
11	First Mortgage	Data Center	Mid-Atlantic	8.9%	June 2028	$50,000	$46,988	$46,988
12	First Mortgage	Hotel	West	8.6%	February 2029	$50,000	$45,512	$45,512
13	First Mortgage	Self-Storage	Various	8.1%	December 2028	$50,000	$39,350	$39,350
14	First Mortgage	Multifamily	Southwest	7.8%	July 2029	$35,000	$29,916	$29,916
15	First Mortgage	Multifamily	Northeast	8.4%	June 2025	$26,000	$26,000	$26,000
16	First Mortgage	Hotel	Various	9.0%	August 2026	$25,000	$25,000	$25,000
17	First Mortgage	Hotel	Various	8.6%	July 2028	$25,000	$23,995	$23,995
18	First Mortgage	Life Science	Northeast	8.1%	August 2029	$25,000	$19,804	$19,804
19	First Mortgage	Multifamily	Midwest	9.1%	December 2028	$25,000	$13,221	$13,221
20	First Mortgage	Other(3)	West	8.8%	September 2028	$100,000	$18,368	$18,368
		Total W/A		8.8%	May 2028	$1,048,500	$698,001	$698,045

____________

(1)
Based on applicable benchmark rates as of September 30, 2024.
(2)
Weighted average maturity date is based on fully extended maturity.
(3)
Other property types represent production studios.

Results of Operations

The following table sets forth information regarding our consolidated results of operations for the three months ended September 30, 2024 and 2023 ($ in thousands):

	Three Months Ended September 30,		Change
	2024	2023	$
Revenues
Rental revenue	$6,302	$1,543	$4,759
Total revenues	6,302	1,543	4,759
Expenses
Rental property operating	$1,474	$208	$1,266
General and administrative	1,424	1,786	(362)
Management fee	2,121	1,041	1,080
Performance participation allocation	75	211	(136)
Depreciation and amortization	2,793	572	2,221
Total expenses	$7,887	$3,818	$4,069
Other income
Income from investments in real estate debt	17,366	5,411	11,955
Other income	1,549	2,153	(604)
Interest expense	(4,091)	—	(4,091)
Total other income	14,824	7,564	7,260
Net income	$13,239	$5,289	$7,950

Rental Revenue

Rental revenue primarily consists of base rent arising from tenant leases at our properties. Rental revenue is recognized on a straight-line basis over the life of the lease. During the three months ended September 30, 2024 and 2023, rental revenue was $6.3 million and $1.5 million, respectively. The increase in rental revenue was due to the acquisition of three additional properties subsequent to September 30, 2023.

Rental Property Operating Expenses

Rental property operating expenses consist of the costs of ownership and operation of our real estate investments. Examples of property operating expenses include real estate taxes, insurance, utilities and repair and maintenance expenses. During the three months ended September 30, 2024 and 2023, rental property operating expenses were $1.5 million and $0.2 million, respectively. The increase in rental property operating expenses was due to the acquisition of three additional properties subsequent to September 30, 2023.

General and Administrative Expenses

General and administrative expenses consist primarily of legal fees, accounting fees and fees for other professional services. During the three months ended September 30, 2024 and 2023, general and administrative expenses were $1.4 million and $1.8 million, respectively. The decrease in general and administrative expenses was driven by non-recurring legal costs incurred during the three months ended September 30, 2023.

Management Fee

Management fees are earned by our Adviser for providing services pursuant to the Advisory Agreement and are based on the month end NAV for the respective share classes. During the three months ended September 30, 2024 and 2023, management fees were $2.1 million and $1.0 million, respectively. The increase in management fees was due to the increase in our average NAV from September 30, 2023 to September 30, 2024 which was primarily driven by our capital raise activity and appreciation from our investments.

Performance Participation Allocation

The performance participation allocation relates to allocations from the Operating Partnership to the Special Limited Partner based on the total return of the Operating Partnership. Total return is defined as distributions paid or accrued plus the change in NAV. During the three months ended September 30, 2024 and 2023, the performance participation allocation was $0.1 million and $0.2 million, respectively, as a result of the hurdle amount being achieved in the share classes subject to the performance participation allocation. In April 2024, approximately 5.2 million Class F-I shares, which are subject to the performance participation allocation, were exchanged for approximately 5.2 million Class A-I shares, which are not subject to the performance participation allocation, driving an overall decrease in the performance participation allocation as compared to the three months ended September 30, 2023.

Depreciation and Amortization

Depreciation and amortization expenses are impacted by the values assigned to buildings and in-place lease assets as part of the initial purchase price allocation. During the three months ended September 30, 2024 and 2023, depreciation and amortization expenses were $2.8 million and $0.6 million, respectively. The increase in depreciation and amortization expenses was due to the acquisition of three additional properties subsequent to September 30, 2023.

Income from Investments in Real Estate Debt

Income from investments in real estate debt consists of interest income, fees revenue, realized gains and losses and unrealized gains and losses resulting from the changes in fair value of our investments in real estate debt. During the three months ended September 30, 2024 and 2023, income from investments in real estate debt was $17.4 million and $5.4 million, respectively. The increase in income from investments in real estate debt is due to originations, acquisitions and add-on fundings over the last twelve months resulting in higher interest income and origination fees. As of September 30, 2024, we owned 36 positions in commercial mortgage loans, mezzanine loans and real estate-related securities, compared to 16 positions as of September 30, 2023, and the balance of our investments in real estate debt, at fair value increased from $220.6 million to $728.8 million during the same time period.

Other Income

Other income primarily consists of interest earned on our cash and cash equivalents balance. During the three months ended September 30, 2024 and 2023, other income was $1.5 million and $2.2 million, respectively. The decrease in other income was driven by a lower average cash balance during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023.

Interest Expense

Interest expense consists of interest expense and amortization of deferred financing costs related to our mortgage note and secured debt arrangements. During the three months ended September 30, 2024, interest expense was $4.1 million. There was no interest expense during the three months ended September 30, 2023 as we did not have any debt obligations.

The following table sets forth information regarding our consolidated results of operations for the nine months ended September 30, 2024 and 2023 ($ in thousands):

	Nine Months Ended September 30,		Change
	2024	2023	$
Revenues
Rental revenue	$15,020	$3,590	$11,430
Total revenues	15,020	3,590	11,430
Expenses
Rental property operating	$2,871	$412	$2,459
General and administrative	4,703	4,320	383
Management fee	5,437	2,139	3,298
Performance participation allocation	347	358	(11)
Depreciation and amortization	6,375	1,200	5,175
Total expenses	$19,733	$8,429	$11,304
Other income
Income from investments in real estate debt	41,931	9,306	32,625
Other income	4,022	4,550	(528)
Interest expense	(6,745)	—	(6,745)
Total other income	39,208	13,856	25,352
Net income	$34,495	$9,017	$25,478

Rental Revenue

Rental revenue primarily consists of base rent arising from tenant leases at our properties. Rental revenue is recognized on a straight-line basis over the life of the lease. During the nine months ended September 30, 2024 and 2023, rental revenue was $15.0 million and $3.6 million, respectively. The increase in rental revenue was due to the acquisition of three additional properties subsequent to September 30, 2023.

Rental Property Operating Expenses

Rental property operating expenses consist of the costs of ownership and operation of our real estate investments. Examples of property operating expenses include real estate taxes, insurance, utilities and repair and maintenance expenses. During the nine months ended September 30, 2024 and 2023, rental property operating expenses were $2.9 million and $0.4 million, respectively. The increase in rental property operating expenses was due to the acquisition of three additional properties subsequent to September 30, 2023.

General and Administrative Expenses

General and administrative expenses consist primarily of legal fees, accounting fees and fees for other professional services. During the nine months ended September 30, 2024 and 2023, general and administrative expenses were $4.7 million and $4.3 million, respectively. The increase in general and administrative expenses was due to an increase in transaction activity.

Management Fee

Management fees are earned by our Adviser for providing services pursuant to the Advisory Agreement and are based on the month end NAV for the respective share classes. During the nine months ended September 30, 2024 and 2023, management fees were $5.4 million and $2.1 million, respectively. The increase in management fees was due to the increase in our average NAV from September 30, 2023 to September 30, 2024 which was primarily driven by our capital raise activity and appreciation from our investments.

Performance Participation Allocation

The performance participation allocation relates to allocations from the Operating Partnership to the Special Limited Partner based on the total return of the Operating Partnership. Total return is defined as distributions paid or accrued plus the change in NAV. During the nine months ended September 30, 2024 and 2023, the performance participation allocation was $0.3 million and $0.4 million, respectively, as a result of the hurdle amount being achieved in the share classes subject to the performance participation allocation. In April 2024, approximately 5.2 million Class F-I shares, which are subject to the performance participation allocation, were exchanged for approximately 5.2 million Class A-I shares, which are not subject to the performance participation allocation, driving an overall decrease in the performance participation allocation as compared to the nine months ended September 30, 2023.

Depreciation and Amortization

Depreciation and amortization expenses are impacted by the values assigned to buildings and in-place lease assets as part of the initial purchase price allocation. During the nine months ended September 30, 2024 and 2023, depreciation and amortization expenses were $6.4 million and

$1.2 million respectively. The increase in depreciation and amortization was due to the acquisition of three additional properties subsequent to September 30, 2023.

Income from Investments in Real Estate Debt

Income from investments in real estate debt consist of interest income, fees revenue, realized gains and losses and unrealized gains and losses resulting from the changes in fair value of our investments in real estate debt. During the nine months ended September 30, 2024 and 2023, income from investments in real estate debt was $41.9 million and $9.3 million, respectively. The increase in income from investments in real estate debt is due to originations, acquisitions and add-on fundings over the last twelve months resulting in higher interest income and origination fees. As of September 30, 2024, we owned 36 positions in commercial mortgage loans, mezzanine loans and real estate-related securities, compared to 16 positions as of September 30, 2023, and the balance of our investments in real estate debt, at fair value increased from $220.6 million to $728.8 million during the same time period.

Other Income

Other income primarily consists of interest earned on our cash and cash equivalents balance. During the nine months ended September 30, 2024 and 2023, other income was $4.0 million and $4.6 million, respectively. The decrease in other was driven by a lower average cash balance during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.

Interest Expense

Interest expense consists of interest expense and amortization of deferred financing costs related to our mortgage note and secured debt arrangements. During the nine months ended September 30, 2024, interest expense was $6.7 million. There was no interest expense during the nine months ended September 30, 2023 as we did not have any debt obligations.

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

The Adviser has advanced on our behalf organization and offering costs of $8.0 million and general and administrative expenses of $7.3 million as of September 30, 2024. We will reimburse the Adviser ratably over a 60-month period beginning on December 22, 2024.

As of September 30, 2024, we had $142.2 million of unrestricted cash and cash equivalents and $61.2 million of undrawn capacity on our secured debt arrangements. We may also generate incremental liquidity through the sale of our investments in real estate-related securities, which were classified as trading securities and carried at their estimated fair value of $30.7 million as of September 30, 2024.

Over time, we generally intend to fund our cash needs for items other than asset acquisitions from operations. We expect our cash needs for acquisitions will be funded primarily from the sale of shares of our common stock and through the assumption or incurrence of debt. During the nine months ended September 30, 2024, we received $344.0 million of proceeds from the sale of shares of common stock, including proceeds from our private offerings, and repurchased $4.8 million of shares of our common stock under our share repurchase plan.

Potential sources of liquidity include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets, equity issuances by the Operating Partnership or the sale of beneficial interests in specific Delaware statutory trusts holding real properties, including properties placed by the Operating Partnership or affiliates of Apollo. As of September 30, 2024, we held approximately $652.7 million of unencumbered assets at fair value, consisting of investments in real estate, as well as commercial mortgage and mezzanine loans.

Funds From Operations and Adjusted Funds From Operations

We believe funds from operations (“FFO”) is a meaningful non-GAAP supplemental measure of our operating results. Our condensed consolidated financial statements are presented under historical cost accounting which, among other things, requires depreciation of real estate investments to be calculated on a straight-line basis. As a result, our operating results imply that the value of our real estate investments has decreased evenly over time. However, we believe that the value of our real estate investments will fluctuate over time based on market conditions and, as such, depreciation under historical cost accounting may be less informative as a measure of our performance. FFO is an operating measure defined by the National Association of Real Estate Investment Trusts (“NAREIT”) that is broadly used in the REIT industry. FFO, as defined by NAREIT and presented below, is calculated as net income or loss (computed in accordance with GAAP), excluding (i) depreciation and amortization, (ii) impairment of investments in real estate, (iii) net gains or losses from sales of real estate, and (iv) consolidated and unconsolidated joint ventures.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$13,239	$5,289	$34,495	$9,017
Adjustments to arrive at FFO:
Depreciation and amortization	2,793	572	6,375	1,200
FFO	$16,032	$5,861	$40,870	$10,217
Adjustments to arrive at AFFO:
Straight-line rental income	(689)	(220)	(1,570)	(1,060)
Unrealized (gain)/loss on fair value of investments in real estate debt	3	34	(152)	(343)
Non-cash performance participation allocation	75	211	347	358
Amortization of restricted stock awards	25	25	75	50
Amortization of above- and below-market leases, net	(153)	(42)	(514)	(37)
AFFO	$15,293	$5,869	$39,056	$9,185

Net Asset Value

NAV per share is calculated in accordance with the valuation guidelines approved by our board of directors. Our total NAV presented in the following tables includes the NAV of our Class S shares, Class I shares, Class F-I shares, Class A-I shares, Class A-II shares and Class E shares and units held by parties other than the Company. The following table provides a breakdown of the major components of our total NAV as of September 30, 2024 ($ and shares/units in thousands):

Components of NAV	September 30, 2024
Investments in real estate	$285,900
Investments in real estate debt	728,772
Cash	142,197
Restricted cash	84
Other assets	5,584
Mortgage notes at fair value, net of deferred financing costs	(36,528)
Secured debt arrangements, net	(188,186)
Other liabilities	(9,338)
Accrued performance participation allocation	(347)
Management fee payable	(741)
Net asset value	$927,397
Number of outstanding shares/units	43,993

The following table provides a breakdown of our total NAV and NAV per share/unit by class as of September 30, 2024 ($ and shares/units in thousands, except per share/unit data):

NAV Per Share/Unit	Class I Shares	Class S Shares	Class F-I Shares	Class A-I Shares	Class A-II Shares	Class E Shares(1)	Third-party Operating Partnership Class A-I Units(2)	Third-party Operating Partnership Class E Units(2)	Total
Net asset value	$10,618	$101	$32,438	$316,065	$445,824	$7,649	$112,229	$2,473	$927,397
Number of outstanding shares/units	508	5	1,562	14,964	21,162	361	5,314	117	43,993
NAV per share/unit as of September 30, 2024	$20.8876	$20.9620	$20.7649	$21.1215	$21.0670	$21.1933	$21.1215	$21.1933	$21.0807

___________

(1)
Class E shares of our common stock are offered to certain of Apollo's affiliates, directors and employees in one or more private placements.
(2)
Includes the Operating Partnership units held by parties other than the Company.

Consistent with our disclosure in the Prospectus regarding our NAV calculation, our investments in real estate and real estate debt are initially valued at cost. Once we establish new values for our real estate investments, we provide information on key assumptions used in the discounted cash flow methodology and a sensitivity analysis related thereto. The valuations of our real properties as of September 30, 2024, excluding certain newly acquired properties that are held at cost which we believe reflects the fair value of such properties, were provided by the independent valuation advisor in accordance with our valuation procedures. Certain key assumptions that were used by the independent valuation advisor in the discounted cash flow analysis are set forth in the following table based on weighted-averages by property types where we have multiple real estate investments. Once we own more than one retail and one multifamily property, we will include the key assumptions for each such property type.

Property Type	Discount Rate	Exit Capitalization Rate
Industrial	7.8%	6.4%

A change in these assumptions or factors would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Industrial Investment Values
Discount rate	0.25% Decrease	+2.00%
(weighted average)	0.25% Increase	(1.95)%
Exit Capitalization Rate	0.25% Decrease	+2.20%
(weighted average)	0.25% Increase	(2.04)%

The following table reconciles stockholders' equity and the Operating Partnership unitholders' capital per our condensed consolidated balance sheet to our NAV ($ in thousands):

Reconciliation of Stockholders' Equity to NAV	September 30, 2024
Stockholders' equity under U.S. GAAP	$792,085
Non-controlling interests attributable to the Operating Partnership and preferred stockholders	106,543
Redeemable non-controlling interests	2,473
Total stockholders' equity, redeemable non-controlling interests and the Operating Partnership partners' capital under GAAP	$901,101
Adjustments:
Advanced organization and offering costs and advanced operating expenses	15,322
Unrealized net real estate appreciation	5,766
Accumulated depreciation and amortization	5,201
Accrued stockholder servicing fee	7
NAV	$927,397

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

Distributions

Beginning in April 2023, we have declared monthly distributions for each class of our common stock and Operating Partnership units, which are generally paid 20 days after month-end. Each class of our common stock and Operating Partnership units received the same aggregate gross distribution per share, however, the net distribution varies for each class based on the applicable fees for such class. The table below details the net per share distribution for each of our share classes for the nine months ended September 30, 2024:

Record Date	Class S Shares	Class I Shares	Class F-I Shares	Class A-I Shares and Operating Partnership Units	Class A-II Shares	Class E Shares and Operating Partnership Units
January 31, 2024	$—	$—	$0.0800	$0.0798	$0.0811	$0.0972
February 29,2024	—	0.0755	0.0800	0.0798	0.0813	0.0973
March 31, 2024	—	0.0850	0.0895	0.0893	0.0907	0.1068
April 30, 2024	—	0.0850	0.0895	0.0893	0.0907	0.1068
May 31, 2024	0.0700	0.0850	0.0895	0.0893	0.0907	0.1069
June 30, 2024	0.0704	0.0850	0.0895	0.0893	0.0907	0.1069
July 31, 2024	0.0749	0.0900	0.0944	0.0943	0.0957	0.1119
August 31, 2024	0.0749	0.0900	0.0944	0.0943	0.0957	0.1120
September 30, 2024	0.0753	0.0900	0.0944	0.0943	0.0957	0.1120
Total	$0.3655	$0.6855	$0.8012	$0.7997	$0.8123	$0.9578

The following tables summarize our distributions declared during the nine months ended September 30, 2024 ($ in thousands):

	Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023
	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$20,975	72%	$5,296	74%
Reinvested in shares	8,268	28%	1,868	26%
Total distributions(1)	$29,243	100%	$7,164	100%
Sources of distributions
Cash flows from operating activities(2)	$29,243	100%	$7,164	100%
Total sources of distributions	$29,243	100%	$7,164	100%

AFFO	$39,056		$9,185

___________

(1)
Includes distributions declared on Operating Partnership units.
(2)
During the nine months ended September 30, 2024, we received cash flows from operating activities in the amount of $46.3 million.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents ($ in thousands):

	Nine Months Ended September 30,
	2024	2023
Cash flows provided by operating activities	$46,267	$13,711
Cash flows used in investing activities	(507,510)	(322,343)
Cash flows provided by financing activities	508,319	297,838
Net decrease in cash and cash equivalents	$47,076	$(10,794)

Cash flows provided by operating activities increased by approximately $32.6 million during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 due to increased cash flows from income related to our investments in real estate and real estate debt.

Cash flows used in investing activities increased by approximately $185.2 million during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase was primarily due to a net increase of $184.0 million in investments in commercial mortgage and mezzanine loans and real estate-related securities and a net increase of $5.1 million in acquisitions of real estate. This was offset by an increase of $3.9 million of repayments from real estate-related securities.

Cash flows from financing activities increased by approximately $210.5 million during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase was primarily due to $188.6 million of proceeds from secured debt arrangements, net of financing costs, and a net increase of $42.2 million in proceeds from the issuance of our common stock. This was offset by an increase of $14.9 million in cash distributions, an increase of $4.7 million in share repurchases and an increase in offering costs paid of $0.8 million.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. There have been no material changes to our Critical Accounting Policies described in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 11, 2024.

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

As of September 30, 2024, we held $728.8 million of investments in real estate debt, including real estate debt securities. Our investments in real estate debt are primarily floating-rate and indexed to SOFR, thereby exposing us to interest rate risk resulting in increases or decreases to net income depending on interest rate movements. While we cannot predict factors that may or may not affect interest rates, a 50bps increase or decrease in the SOFR would have resulted in an increase or decrease to income from investments in real estate debt of $0.9 million and $2.3 million for the three and nine months ended September 30, 2024, respectively.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal action arising in the ordinary course of business. As of September 30, 2024, we were not involved in any material legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed under Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 11, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

During the three months ended September 30, 2024, we sold equity securities that were not registered under the Securities Act. As described in Note 11 - Related Party Transactions to our condensed consolidated financial statements, the Adviser is entitled to an annual management fee payable monthly in cash, shares of common stock, or Operating Partnership units, in each case at the Adviser's election. For the three months ended September 30, 2024, the Adviser elected to receive its management fee in Class E shares and Class E units. In connection with the Adviser's election, we issued 81,893 Class E shares and 13,219 Class E units to the Adviser during the three months ended September 30, 2024 in satisfaction of the management fee from June 2024 to August 2024.

During the three months ended September 30, 2024, we sold and issued 16,274 Class E shares to certain of Apollo's affiliates, employees and our directors pursuant to a private placement for an aggregate purchase price of $0.3 million. During the three months ended September 30, 2024, we issued four Class E shares in lieu of cash for the dividends paid for a total value of approximately $80. These issuances were made in reliance upon the exemption from the registration set forth in Section 4(a)(2) of the Securities Act.

During the three months ended September 30, 2024, all unitholders of the Operating Partnership elected to reinvest their dividends. In connection with such dividend reinvestment, we issued 69,522 and 1,672 Class A-I units and Class E units, respectively, to the unitholders of the Operating Partnership in lieu of cash for the dividends paid during the three months ended September 30, 2024. These issuances were made in reliance upon the exemption from registration set forth in Section 4(a)(2) of the Securities Act.

Use of Offering Proceeds

On June 29, 2022, the Registration Statement on Form S-11 (File No. 333-264456) for the Offering was declared effective under the Securities Act. The offering price for each class of our common stock is determined monthly and is made available on our website and in prospectus supplement filings.

As of September 30, 2024, we received net proceeds of $785.3 million from the Offering. The following table summarizes certain information about the Offering proceeds therefrom (in thousands):

	Class S Shares	Class I Shares	Class F-I Shares	Class A-I Shares	Class A-II Shares	Total
Offering proceeds:
Shares sold	5	504	17,027	12,000	8,786	38,322
Gross offering proceeds	$102	$10,467	$344,195	$247,005	$183,539	$785,308
Selling commissions and dealer manager fees	(2)	—	—	—	—	(2)
Accrued stockholder servicing fees	—	—	—	—	—	$—
Net offering proceeds	$100	$10,467	$344,195	$247,005	$183,539	$785,306

We primarily used the net proceeds of the Offering along with the unregistered sales towards the acquisition of $279.2 million in real estate, $698.0 million in commercial real estate loans, and $30.4 million in net real estate-related securities. During the three months ended September 30, 2024, we repurchased 6,078 Class F-I shares, 7,485 Class A-I shares and 62,290 Class A-II shares pursuant to our share repurchase plan for $1.6 million.

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

During the three months ended September 30, 2024, we repurchased Class F-I shares, Class A-I shares and Class A-II shares in the following amounts:

Month of	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Repurchases as Percentage of NAV(1)	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs
July 2024	39,044	20.97	39,044	0.10%	—
August 2024	21,699	20.94	21,699	0.05%	—
September 2024	15,109	21.03	15,109	0.04%	—
Total	75,852	20.98	75,852	0.19%	—

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
4.2

Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.2 to the Registrant's Post-Effective Amendment No. 2 to the Registrant's Registration Statement on Form S-11, as Filed by the Registrant with the Securities and Exchange Commission on April 7, 2023)

4.3

Form of Subscription Agreements (incorporated by reference to Exhibit 4.3 to the Registrant's Prospectus pursuant to Rule 424(b)(3), as Filed by the Registrant with the Securities and Exchange Commission on April 30, 2024)

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

Apollo Realty Income Solutions, Inc.

November 8, 2024	By:	/s/ Randy Anderson
Randy Anderson
Co-President, Co-Chief Executive Officer and Director
(Co-Principal Executive Officer)

November 8, 2024	By:	/s/ Anastasia Mironova
Anastasia Mironova
Interim Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)