Form 10-K
period 2024-12-31
Apollo Realty Income Solutions, Inc.
filed 2025-03-21
CIK 1882850

33

3

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 000-56656

Apollo Realty Income Solutions, Inc.

(Exact name of registrant as specified in its Charter)

Maryland	87-2557571
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9 West 57th Street, 42nd Floor, New York, NY	10019
(Address of principal executive office)	(Zip Code)

registrant's telephone number, including area code: (212) 515-3200

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value per share

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant: No established market exists for the registrant's common stock. As of March 21, 2025, the Registrant had 51,077,297 outstanding shares of common stock, consisting of 29,690,014 Class A-III shares, 18,142,324 Class A-I shares, 1,566,717 Class F-I shares, 1,072,381 Class I shares, 4,772 Class D shares, 5,750 Class S shares and 595,339 Class E shares.

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
•
We have held our current investments for only a short period of time and you will not have the opportunity to evaluate our future investments before we make them.
•
Since there is no public trading market for shares of our common stock, repurchase of shares by us will likely be the only way to dispose of your shares. Our share repurchase plan provides stockholders with the opportunity to request that we repurchase their shares on a monthly basis, but we are not obligated to repurchase any shares and may choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular month in our discretion. In addition, repurchases will be subject to available liquidity and other significant restrictions. Further, our board of directors may make exceptions to modify or suspend our share repurchase plan if it deems such action to be in our best interest and the best interest of our stockholders, such as when repurchase requests would place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on us that would outweigh the benefit of repurchasing our shares. Our board of directors cannot terminate our share repurchase plan absent a liquidity event which results in our stockholders receiving cash or securities listed on a national securities exchange or where otherwise required by law. As a result, shares of our common stock should be considered as having only limited liquidity and at times may be illiquid.

•
The amount and source of distributions we may make to our stockholders is uncertain, and if we do make distributions, we may fund such distributions from sources other than our cash flow from operations, including, without limitation, the sale of assets, borrowings, return of capital, the deferral of fees by the Adviser, or offering proceeds (including from sales of our common stock or Operating Partnership units to Apollo or the Special Limited Partner, an affiliate of Apollo), and we have no limits on the amounts we may pay from such sources.
•
The purchase and repurchase price for shares of our common stock are generally based on our prior month's net asset value ("NAV") (subject to material changes) and are not based on any public trading market. While there will be independent valuations of our properties from time to time, the valuation of properties is inherently subjective and our NAV may not accurately reflect the actual price at which our assets could be liquidated on any given day.
•
We have no employees and are dependent on the Adviser to conduct our operations. The Adviser will face conflicts of interest as a result of, among other things, the allocation of investment opportunities among us and Other Apollo Accounts (as defined herein), the allocation of time of its investment professionals and the substantial fees that we will pay to the Adviser.
•
Our public offering is a "best efforts" offering. If we are not able to raise a substantial amount of capital on an ongoing basis, our ability to achieve our investment objectives could be adversely affected.
•
Shares of our common stock will not be listed on an exchange or quoted through a national quotation system for the foreseeable future, if ever. Therefore, if you purchase shares of our stock, you will have limited liquidity and may not receive a full return of your invested capital if you sell your shares. We are not required by our charter or otherwise to provide liquidity to our stockholders.
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
•
The acquisition of properties may be financed in substantial part by borrowing, which increases our exposure to loss. The use of leverage involves a high degree of financial risk and will increase the exposure of our investments to adverse economic factors, such as high interest rates, downturns in the economy or deteriorations in the condition of our investments.
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
•
Major public health events and related disruptions in the U.S. and global economy and financial markets could adversely impact or disrupt our business.
•
Competition in acquiring real properties, real estate debt and real estate-related securities may reduce our profitability and the return on a stockholder's investments in our common stock.
•
There are limits on the ownership and transferability of our stock.
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

(the "Sponsor" or "Apollo"), owns a special limited partner interest in the Operating Partnership. We plan to own all, or substantially all, of our assets through the Operating Partnership. The Company and the Operating Partnership are externally managed by our advisor, ARIS Management, LLC (the "Adviser"), an indirect subsidiary of Apollo, a global, high-growth alternative asset manager with assets under management of approximately $751.0 billion as of December 31, 2024.

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

We are a Maryland corporation that has elected to be taxed as a REIT for U.S. federal income tax purposes commencing with the taxable year ended December 31, 2023. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute our net taxable income to stockholders and maintain our intended qualification as a REIT. We also operate our business in a manner intended to allow us to remain excluded from registration as an investment company under the Investment Company Act.

We have registered with the SEC an initial public offering of up to $5.0 billion in shares of common stock, consisting of up to $4.0 billion in shares in our primary offering and up to $1.0 billion in shares pursuant to our distribution reinvestment plan (the "Offering"). The share classes have different upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees, as well as varying management fees and performance participation allocations. See "Note 11 - Related Party Transactions" to our consolidated financial statements for additional information. The purchase price per share for each class of our common stock sold in the Offering varies and generally equals our prior month's NAV per share for such class, as determined monthly, plus any applicable upfront selling commissions and dealer manager fees.

As of March 21, 2025, we have issued in the Offering (i) 50,708,633 shares of our common stock (consisting of 29,848,202 Class A-III shares, 151,835 Class A-II shares, which were repurchased prior to the exchange of all issued and outstanding Class A-II shares for Class A-III shares on November 4, 2024, 18,020,426 Class A-I shares, 1,615,954 Class F-I shares, 1,061,789 Class I shares, 4,677 Class D shares and 5,750 Class S shares) in our primary offering for total proceeds of $1.0 billion and (ii) 441,290 shares of our common stock (consisting of 28,969 Class A-III shares, 347,542 Class A-I shares, 54,092 Class F-I shares, 10,592 Class I shares, and 95 Class D shares) pursuant to our distribution reinvestment plan for a total value of $9.3 million. We have contributed the net proceeds from the sale of our Class S shares, Class D shares, Class I shares, Class F-I shares, Class A-I shares, and Class A-III shares to the Operating Partnership in exchange for a corresponding number of Class S units, Class D Units, Class I units, Class F-I units, Class A-I units and Class A-III units. The Operating Partnership has primarily used the net proceeds to make investments in real estate, real estate debt and real estate-related securities, as further described below under Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Portfolio." We intend to continue selling shares of our common stock on a monthly basis through the Offering and private offerings.

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

BORROWING POLICIES

We have used and intend to continue to use financial leverage to provide additional funds to support our investment activities. This allows us to make more investments than would otherwise be possible, resulting in a broader portfolio. Subject to the limitation on indebtedness for money borrowed in our charter described below, our target leverage ratio after we have raised substantial proceeds in the Offering and acquired a broad portfolio of equity real estate investments (our "ramp-up period") is approximately 65% of our gross real estate assets (measured using the greater of fair market value and purchase price, including equity in our securities portfolio), inclusive of property-level and entity-level debt and cash, but excluding debt on our securities portfolio. Indebtedness incurred (i) in connection with funding a deposit in advance of the closing of an investment or (ii) as other working capital advances, will not be included as part of the calculation above. Furthermore, the refinancing of any amount of existing indebtedness will not be deemed to constitute incurrence of new indebtedness so long as no additional amount of net indebtedness is incurred in connection therewith (excluding the amount of transaction expenses associated with such refinancing).

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

CORPORATE GOVERNANCE

We strive to maintain an ethical workplace in which the highest standards of professional conduct are practiced. Our board of directors is composed of a majority of independent directors. The Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of our board of directors are composed exclusively of independent directors. In order to foster the highest standards of ethics and conduct in all business relationships, we have adopted a Code of Business Conduct and Ethics and Corporate Governance Guidelines, which cover a wide range of business practices and procedures that apply to all of our directors and officers. In addition, we have implemented Procedures for Handling Reports Pertaining to Accounting and Auditing Matters that set forth procedures by which Covered Persons (as defined in such policy) may raise, on a confidential basis, concerns regarding, among other things, any questionable or unethical accounting, internal accounting controls or auditing matters with the Audit Committee. We have an insider trading policy that prohibits any of our independent directors or employees, partners, employee directors and officers of Apollo from buying or selling our securities on the basis of material nonpublic information.

OUR TAXATION AS A REIT

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with our taxable year ended December 31, 2023. We also believe that we have been organized and operated and intend to continue to be organized and to operate in a manner which will allow us to qualify for taxation as a REIT under the Code, and we intend to continue to be organized and to operate in this manner.

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

In March 2024, the SEC adopted amendments to its rules under the Securities Act and the Exchange Act that require disclosure of certain climate-related information in registration statements and annual reports, when material. In April 2024, the SEC chose to stay its newly adopted climate disclosure rule, pending the completion of judicial review. We are currently evaluating the impact of the new rule, if the stay is lifted, on our disclosures.

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

CORPORATE RESPONSIBILITY

As an externally managed company, our day-to-day operations are managed by the Adviser and our executive officers under the oversight of our board of directors. Our executive officers are senior Apollo professionals and the Adviser is a subsidiary of Apollo. As such, many of the corporate responsibility initiatives undertaken by Apollo are relevant to and impact our business and the business decisions made on our behalf by employees of the Adviser. We believe that taking all available factors into account can help drive value creation. We have taken an integrated approach to incorporate financially material environmental, social and governance ("ESG") considerations into our investment analysis and decision-making process. Our strategy prioritizes the creation of economic value for our stockholders and serving the needs of our clients and personnel in a responsible way.

EMPLOYEES; STAFFING; HUMAN CAPITAL

We have no employees and are managed by the Adviser pursuant to the Advisory Agreement. All of our officers are employees of the Adviser or its affiliates. The Adviser is led by an experienced team of senior real estate professionals who have significant experience in underwriting and structuring commercial real estate acquisitions and financing transactions. We benefit from Apollo's global infrastructure and operating platform, through which we are able to source, evaluate and manage potential investments in our target assets. Apollo has advised us that investing in and fostering a modern and inclusive high-performance culture is core to operating its business. You can learn more about Apollo's commitment to its employees on its website at www.apollo.com. The information contained on, or accessible from, Apollo's website does not form a part of and is not incorporated by reference into this annual report on Form 10-K.

REPORT OF THE INDEPENDENT DIRECTORS

Our independent directors have examined the fairness of the transactions and arrangements described in "Note 11—Related Party Transactions" and have determined that all such transactions and arrangements are fair and reasonable to us. Our independent directors have reviewed our policies described herein and our registration statement related to the Offering, as well as other policies previously reviewed and approved by our board of directors, and determined that they are in the best interests of our stockholders because our independent directors believe such policies are consistent with achieving our investment objectives while appropriately addressing conflicts of interest that may arise.

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

We have a limited operating history and may not be able to achieve our investment objectives. As of December 31, 2024, we have made limited investments in real properties, real estate debt and real estate-related securities. There is no assurance that the past experiences of affiliates of the Adviser will be sufficient to allow us to successfully achieve our investment objectives. As a result, an investment in shares of our common stock may entail more risk than the shares of common stock of a REIT with a substantial operating history.

We have held our current investments for only a short period of time and thus you will not have the opportunity to evaluate our future investments before we make them, which makes your investment more speculative.

We have held our current investments for a limited period of time and are not able to provide you with any information to assist you in evaluating the merits of any specific properties, real estate debt or real estate-related securities that we may acquire in the future, except for investments that may be described in the filings we make with the SEC. Because we have not held our current investments for a long period of time, it may be difficult for you to evaluate our success in achieving our investment objectives. We will seek to invest substantially all of the future net offering proceeds from the Offering and any private offerings, after the payment of fees and expenses, in the acquisition of or investment in interests in properties, real estate debt, and real estate-related securities. However, because you will be unable to evaluate the economic merit of our future investments before we make them, you will have to rely entirely on the ability of the Adviser to select suitable and successful investment opportunities. Furthermore, the Adviser will have broad discretion in selecting the types of properties we will invest in and the tenants of those properties, and you will not have the opportunity to evaluate potential investments. These factors increase the risk that your investment in our common stock may not generate returns comparable to other real estate investment alternatives.

The Adviser manages our portfolio pursuant to very broad investment guidelines and generally is not required to seek the approval of our board of directors for each investment, financing or asset allocation decision made by it, which may result in our making riskier investments and which could adversely affect our results of operations and financial condition.

Our board of directors approved very broad investment guidelines that delegate to the Adviser the authority to execute acquisitions and dispositions of real estate properties and real estate-related securities on our behalf, in each case so long as such investments are consistent with the investment guidelines and our charter. There can be no assurance that the Adviser will be successful in applying any strategy or discretionary approach to our investment activities. Our board of directors reviews our investment guidelines on an annual basis (or more often as it deems appropriate) and our investment portfolio periodically. The prior approval of our board of directors or a committee of independent directors will be required only as set forth in our charter (including for transactions with affiliates of the Adviser) or for the acquisition or disposition of assets that are not in accordance with our investment guidelines. In addition, in conducting periodic reviews, our directors rely primarily on information provided to them by the Adviser. Furthermore, transactions entered into on our behalf by the Adviser may be costly, difficult or impossible to unwind when they are subsequently reviewed by our board of directors.

There is no public trading market for shares of our common stock; therefore, stockholders' ability to dispose of their shares will likely be limited to repurchase by us. If a stockholder sells shares to us, such stockholder may receive less than the price paid.

There is no current public trading market for shares of our common stock, and we do not expect that such a market will ever develop. Therefore, repurchase of shares by us will likely be the only way for stockholders to dispose of their shares and such repurchases are limited by our share repurchase plan. We will repurchase shares at a price equal to the transaction price per share of the class of stock being repurchased on the date of repurchase (which will generally be equal to our prior month's NAV per share) and not based on the price at which the shares were initially purchased. As a result, stockholders may receive less than the price they paid for their shares when they sell them to us pursuant to our share repurchase plan. See Item 5—"Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Share Repurchase Plan."

Repurchases through our share repurchase plan are limited. We may choose to repurchase fewer shares than have been requested to be repurchased, in our discretion at any time, and the number of shares we may repurchase is subject to caps. Further, our board of directors may make exceptions to or modify or suspend our share repurchase plan if it deems such action to be in our best interest and the best interest of our stockholders.

We may choose to repurchase fewer shares than have been requested in any particular month to be repurchased under our share repurchase plan, or none at all, in our discretion at any time. We may repurchase fewer shares than have been requested to be repurchased due to lack of readily available funds because of adverse market conditions beyond our control, the need to maintain liquidity for our operations or because we have determined that investing in real property or other illiquid investments is a better use of our capital than repurchasing shares of our stock. In addition, the aggregate NAV of total repurchases of shares (including repurchases at certain non-U.S. investor access funds primarily created to hold shares of our common stock) is limited to no more than 2% of our aggregate NAV per month (measured using the aggregate NAV as of the end of the immediately preceding month) and no more than 5% of our aggregate NAV per calendar quarter (measured using the average aggregate NAV as of the end of the immediately preceding three months). Further, our board of directors may make exceptions to or modify or suspend our share repurchase plan if it deems such action to be in our best interest and the best interest of our stockholders. Our board of directors cannot terminate our share repurchase plan absent a liquidity event which results in our stockholders receiving cash or securities listed on a national securities exchange or where otherwise required by law. If the total number of all shares of our common stock requested to be repurchased in any given month are not repurchased, funds will be allocated pro rata based on the total number of shares of common stock being repurchased without regard to class and subject to the volume limitation. All unsatisfied repurchase requests must be resubmitted after the start of the next month or quarter, or upon the recommencement of the share repurchase plan, as applicable. Neither the Adviser nor we have any discretion to choose which share classes to repurchase over other share classes based on different management fees and performance participation allocations associated with different share classes.

Real estate investments cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. Should repurchase requests, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company as a whole, or should we otherwise determine that investing our liquid assets in real estate or other investments rather than repurchasing shares of our common stock is in the best interests of the Company as a whole, then we may choose to repurchase fewer shares than have been requested to be repurchased, or none at all. Upon suspension of our share repurchase plan, our share repurchase plan requires our board of directors to consider at least quarterly whether the continued suspension is in the best interest of our Company and stockholders; however, we are not required to authorize the recommencement of the share repurchase plan within any specified period of time. As a result, stockholders' ability to have shares repurchased by us may be limited and at times stockholders may not be able to liquidate their investment. See Item 5 - "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Share Repurchase Plan."

Economic events that may cause our stockholders to request that we repurchase their shares may materially adversely affect our cash flow and our results of operations and financial condition.

Economic events affecting the U.S. or global economy, such as the general negative performance of the real estate sector, actual or perceived instability in the U.S. banking system, stock market volatility (including volatility as a result of geopolitical issues, and other impacts of major public health issues, including longer-term macroeconomic effects on supply chains, inflation and labor shortages, could cause our stockholders to seek to sell their shares to us pursuant to our share repurchase plan at a time when such events are adversely affecting the performance of our assets. Even if we decide to satisfy all resulting repurchase requests, our cash flow could be materially adversely affected. In addition, if we determine to sell assets to satisfy repurchase requests, we may not be able to realize the return on such assets that we may have been able to achieve had we sold at a more favorable time, and our results of operations and financial condition, including, without limitation, breadth of our portfolio by property type and location, could be materially adversely affected.

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

We have not established a minimum distribution payment level, and our ability to make distributions to our stockholders may be adversely affected by a number of factors, including the risk factors described in this annual report on Form 10-K. We may not generate sufficient income to make distributions to our stockholders. Our board of directors will make determinations regarding distributions based upon, among other factors, our financial performance, debt service obligations, debt covenants, REIT qualification and tax requirements and capital expenditure requirements. Among the factors that could impair our ability to make distributions to our stockholders are:

•
changes in the economy;
•
the limited size of our portfolio while in the early stages of its development;
•
our inability to invest the proceeds from sales of our common stock on a timely basis in income-producing properties;
•
our inability to realize attractive risk-adjusted returns on our investments;
•
high levels of repurchase requests under our share repurchase plan for a prolonged period of time, which could lead to the disposition of investments to generate liquidity to satisfy repurchase requests;
•
high levels of expenses or reduced revenues that reduce our cash flow or non-cash earnings; and
•
defaults in our investment portfolio or decreases in the value of our investments.

As a result, we may not be able to make distributions to our stockholders at any time in the future, and the level of any distributions we do make to our stockholders may not increase or even be maintained over time, any of which could materially and adversely affect the value of our common stock.

We may pay distributions from sources other than our cash flow from operations, including, without limitation, the sale of assets, borrowings, return of capital or offering proceeds, and we have no limits on the amounts we may pay from such sources.

We may not generate sufficient cash flow from operations to fully fund distributions to stockholders, particularly during the early stages of our operations. Therefore, particularly in the earlier part of the Offering, we may fund distributions to our stockholders from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings, return of capital or offering proceeds (including from sales from our common stock or Operating Partnership units to Apollo or the Special Limited Partner, an affiliate of Apollo). The extent to which we pay distributions from sources other than our cash flow from operations will depend on various factors, including the level of participation in our distribution reinvestment plan, the extent to which the Adviser elects to receive its management fee in Class E shares or Class E units and the Special Limited Partner elects to receive distributions on its performance participation interest in Class E units, how quickly we invest the proceeds from the Offering and any future offering and the performance of our investments, including our real estate-related securities portfolio. Funding distributions from the sales of assets, borrowings, return of capital or proceeds of the Offering will result in us having less funds available to acquire properties or other real estate-related investments. As a result, the return stockholders realize on their investments may be reduced. Doing so may also negatively impact our ability to generate cash flows. Likewise, funding distributions from the sale of additional securities will dilute existing stockholders' interest in us on a percentage basis and may impact the value of existing stockholders' investments especially if we sell these securities at prices less than the price paid for our common stock. We may be required to continue to fund our regular distributions from a combination of some of these sources if our investments fail to perform, if expenses are greater than our revenues or due to numerous other factors. We have not established a limit on the amount of our distributions that may be paid from any of these sources.

To the extent we borrow funds to pay distributions, we would incur borrowing costs and these borrowings would require a future repayment. The use of these sources for distributions and the ultimate repayment of any liabilities incurred could adversely impact our ability to pay distributions in future periods, decrease our NAV, decrease the amount of cash we have available for operations and new investments and adversely impact the value of our common stock.

We may also defer operating expenses or pay expenses (including the fees of the Adviser or distributions to the Special Limited Partner) with shares of our common stock or Operating Partnership units in order to preserve cash flow for the payment of distributions. The ultimate repayment of these deferred expenses could adversely affect our operations and reduce the future return on our common stock. The payment of expenses in shares of our common stock or with Operating Partnership units will dilute stockholders' ownership interest in our portfolio of assets. There is no guarantee any of our operating expenses will be deferred and the Adviser and Special Limited Partner are under no obligation to receive fees or distributions in shares of our common stock or Operating Partnership units and may elect to receive such amounts in cash.

Payments to the Adviser or the Special Limited Partner in respect of any common stock or Operating Partnership units they elect to receive in lieu of fees or distributions will dilute future cash available for distribution to our stockholders.

The Adviser or the Special Limited Partner may choose to receive, and have in the past elected to receive, shares of our common stock or Operating Partnership units in lieu of certain fees or distributions. The holders of all Operating Partnership units will be entitled to receive cash from operations pro rata with the distributions being paid to us and such distributions to the holder of Operating Partnership units will reduce the cash available for distribution to us and to our stockholders. Furthermore, under certain circumstances Operating Partnership units held by the Adviser or the Special Limited Partner are required to be repurchased, in cash at the holder's election, and there may not be sufficient cash to make such a repurchase payment; therefore, we may need to use cash from operations, borrowings, offering proceeds or other sources to make the payment, which will reduce cash available for distribution to stockholders or for investment in our operations. Repurchases from the Adviser of shares of our common stock or Operating Partnership units paid to the Adviser as a management fee are not subject to the monthly and quarterly volume limitations, and such sales receive priority over other shares being put for repurchase during such period. Repurchases from the Special Limited Partner of shares of our common stock or Operating Partnership units distributed to the Special Limited Partner with respect to its performance participation interest are subject to the monthly and quarterly volume limitations and do not receive priority over other shares being put for repurchase during such period.

Purchases and repurchases of shares of our common stock are not made based on the current NAV per share of our common stock.

Generally, our offering price per share and the price at which we make repurchases of shares of our common stock will equal the NAV per share of the applicable class as of the last calendar day of the prior month, plus, in the case of our offering price in the Offering, applicable upfront selling commissions and dealer manager fees. The NAV per share as of the date on which an investor makes a subscription request or repurchase request may be significantly different than the offering price such investor pays or the repurchase price such investor receives. In addition, we may offer and repurchase shares at a price that we believe reflects the NAV per share of such stock more appropriately than the prior month's NAV per share, including by updating a previously disclosed offering price, in cases where we believe there has been a material change (positive or negative) to our NAV per share since the end of the prior month. In such cases, the offering price and repurchase price will not equal our NAV per share as of the date of purchase or repurchase.

Valuations and appraisals of our assets are estimates of fair value and may not necessarily correspond to realizable value.

For the purposes of calculating our monthly NAV, our properties and real estate debt and other debt investments will generally initially be valued at cost, which we expect to represent fair value at that time. Thereafter, valuations of properties will be determined by the Adviser based in part on appraisals of each of our properties by independent third-party appraisal firms reviewed by our independent valuation advisor at least once per year in accordance with valuation guidelines approved by our board of directors. Our independent valuation advisor will prepare monthly update appraisals of approximately 11/12th of our real estate portfolio and will review and provide an opinion as to the reasonableness of such third-party appraisals for the remaining 1/12th of our real estate portfolio. Although monthly valuations of each of our real properties will be reviewed and confirmed for reasonableness by our independent valuation adviser, such valuations are based on asset and portfolio level information provided by the Adviser, including historical operating revenues and expenses of the properties, lease agreements on the properties, revenues and expenses of the properties, information regarding recent or planned capital expenditures and any other information relevant to valuing the real estate property, which information will not be independently verified by our independent valuation adviser.

In the case of loans or other debt instruments with no reliable readily available market prices that are acquired by us, such initial value will generally be the acquisition price of such instrument. In the case of loans originated by us, such initial value will generally be the par value of such loan. Each such investment will then be valued by our independent valuation advisor within the first three full months after we make such investment and no less frequently than monthly thereafter. Real estate-related securities and other securities that do not have reliable readily available market quotations will be valued by one or more of the third-party pricing services in a manner consistent with loans or other debt instruments, as described above.

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

Annual appraisals of our properties are conducted on a rolling basis, such that properties may be appraised at different times but each property would be appraised at least once per year. When these appraisals are reflected in our NAV calculations, there may be a material change in our NAV per share amounts for each class of our common stock from those previously reported. In addition, actual operating results for a given month may differ from what we originally budgeted for that month, which may cause a material increase or decrease in the NAV per share amounts. We will not retroactively adjust the NAV per share of each class reported for the previous month. Therefore, because a new annual appraisal may differ materially from the prior appraisal or the actual results from operations may be better or worse than what we previously budgeted for a particular month, the adjustment to reflect the new appraisal or actual operating results may cause the NAV per share for each class of our common stock to increase or decrease, and such increase or decrease will occur on the day the adjustment is made.

It may be difficult to reflect, fully and accurately, material events that may impact our monthly NAV.

The Adviser's determination of our monthly NAV per share will be based in part on appraisals of each of our properties provided annually by independent third-party appraisal firms in individual appraisal reports reviewed by our independent valuation advisor in accordance with valuation guidelines approved by our board of directors. As a result, our published NAV per share in any given month may not fully reflect any or all changes in value that may have occurred since the most recent appraisal. The Adviser will review appraisal reports and monitor our properties and real estate-related securities, and is responsible for notifying the independent valuation adviser of the occurrence of any property-specific or market-driven event it believes may cause a material valuation change in the real estate valuation, but it may be difficult to reflect fully and accurately rapidly changing market conditions or material events that may impact the value of our properties and real estate-related securities or liabilities between valuations, or to obtain quickly complete information regarding any such events. For example, an unexpected termination or renewal of a material lease, a material increase or decrease in vacancies or an unanticipated structural or environmental event at a property may cause the value of a property to change materially, yet obtaining sufficient relevant information after the occurrence has come to light and/or analyzing fully the financial impact of such an event may be difficult to do and may require some time. As a result, the NAV per share may not reflect a material event until such time as sufficient information is available and analyzed, and the financial impact is fully evaluated, such that our NAV may be appropriately adjusted in accordance with our valuation guidelines. Depending on the circumstance, the resulting potential disparity in our NAV may be in favor of either stockholders whose shares are repurchased, or stockholders who buy new shares, or existing stockholders.

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

Additionally, errors may occur in calculating our NAV, which could impact the price at which we sell and repurchase shares of our common stock and the amount of the Adviser's management fee and the Special Limited Partner's performance participation interest. The Adviser has implemented certain policies and procedures to address such errors in NAV calculations. If such errors were to occur, the Adviser, depending on the circumstances surrounding each error and the extent of any impact the error has on the price at which shares of our common stock were sold or repurchased or on the amount of the Adviser's management fee or the Special Limited Partner's performance participation interest, may determine in its sole discretion to take certain corrective actions in response to such errors.

If we are unable to continue to raise substantial funds, we will be limited in the number and type of investments we make, and the value of your investment in us will be more dependent on the performance of any of the specific assets we acquire.

The Offering is being conducted on a "best efforts" basis, meaning that the Dealer Manager is only required to use its best efforts to sell shares of our common stock and has no firm commitment or obligation to purchase any shares. As a result, the amount of proceeds we raise in the Offering may be substantially less than the amount we would need to achieve a broader portfolio of investments. If we are unable to continue to raise substantial funds, we will make fewer investments, resulting in less breadth in terms of the type, number, geography and size of investments that we make. In that case, the likelihood that any single asset's performance would adversely affect our profitability will increase. There is a greater risk that you will lose money in your investment if we have less breadth in our portfolio. Further, we will have certain fixed operating expenses, including expenses of being a public reporting company, regardless of whether we are able to raise substantial funds. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.

Compliance with the SEC's Regulation Best Interest by participating broker-dealers may negatively impact our ability to raise capital in the Offering, which could harm our ability to achieve our investment objectives.

Broker-dealers are required to comply with Regulation Best Interest, which, among other requirements, establishes a new standard of conduct for broker-dealers and their associated persons when making a recommendation of any securities transaction or investment strategy involving securities to a retail customer. The full impact of Regulation Best Interest on participating broker-dealers cannot be determined at this time, and it may negatively impact whether participating broker-dealers and their associated persons recommend the Offering to certain retail customers, or the amount of shares which are recommended to such customers. In particular, under SEC guidance concerning Regulation Best Interest, a broker-dealer recommending an investment in our shares should consider a number of factors under the duty of care obligation of Regulation Best Interest, including but not limited to cost and complexity of the investment and reasonably available alternatives in determining whether there is a reasonable basis for the recommendation. Broker-dealers may recommend a more costly or complex product as long as they have a reasonable basis to believe it is in the best interest of a particular retail customer. However, if broker-dealers choose alternatives to our shares, many of which likely exist, our ability to raise capital may be adversely affected. Stockholders should ask their broker-dealer or other financial professional about what reasonable alternatives exist for them, and how the Offering compares to other types of investments (e.g., listed entities) that may have lower costs, complexities, and/or risks, and that may be available for lower or no commissions. If Regulation Best Interest reduces our ability to raise capital in the Offering, it may harm our ability to create a diversified portfolio of investments and to achieve our investment objectives.

Shares of our common stock will not be listed on an exchange or quoted through a national quotation system for the foreseeable future, if ever. Therefore, a stockholder will have limited liquidity and may not receive a full return of their invested capital if such stockholder sells their shares. We are not required by our charter or otherwise to provide liquidity to our stockholders.

Shares of our common stock are illiquid assets for which there is not expected to be any secondary market nor is it expected that any will develop in the future. Stockholders' ability to transfer shares is limited. In an effort to provide our stockholders with liquidity in respect of their investment in shares of our common stock, we have adopted a share repurchase plan whereby, subject to certain limitations, stockholders may request on a monthly basis that we repurchase all or any portion of their shares. However, we are not obligated to repurchase any shares and may choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular month in our discretion. If a stockholder is able to sell their shares, such stockholder may only be able to sell them at a substantial discount for the price paid. Investor suitability standards imposed by certain states may also make it more difficult to sell shares to someone in those states. The shares should be purchased as a long-term investment only.

While we may consider a liquidity event at any time in the future, we currently do not intend to undertake such consideration until seven years after we complete the Offering and we are not obligated by our charter or otherwise to effect a liquidity event at any time. In making a determination of what type of liquidity event is in the best interest of our stockholders, our board of directors, including our independent directors, may consider a variety of criteria, including, but not limited to, market conditions, asset diversification and performance, our financial condition, potential access to capital as a listed company, market conditions for the sale of our assets or listing of shares of our stock, and the potential for stockholder liquidity. If shares of our common stock are listed, there is no assurance that a public trading market will develop. Since a portion of the offering price from the sale of shares in the Offering will be used to pay expenses and fees, the full offering price paid by stockholders will not be invested in the assets we seek to acquire. As a result, even if we do complete a liquidity event, stockholders may not receive a return of all of their invested capital.

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

Holders of our common stock will not have preemptive rights to any shares of our common stock we issue in the future. Our charter authorizes us to issue up to 1,100,000,000 shares of capital stock, of which 1,000,000,000 shares are classified as common stock, 100,000,000 of which are classified as Class S shares, 100,000,000 of which are classified as Class D shares, 100,000,000 of which are classified as Class I shares, 100,000,000 of which are classified as Class F-S shares, 100,000,000 of which are classified as Class F-D shares, 100,000,000 of which are classified as Class F-I shares, 100,000,000 of which are classified as Class A-I shares, 100,000,000 of which are classified as Class A-II shares, 100,000,000 of which are classified as Class A-III shares and 100,000,000 of which are classified as Class E shares, and 100,000,000 shares are classified as preferred stock. In addition, our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series without stockholder approval. Our board of directors may elect, without stockholder approval, to: (1) sell additional shares in the Offering or future public offerings; (2) issue equity interests in private offerings; (3) issue shares of our common stock or Operating Partnership units upon the exercise of the options we may grant to our independent directors or future employees; (4) issue shares of our common stock or Operating Partnership units to the Adviser or the Special Limited Partner, or their successors or assigns, in payment of an outstanding obligation to pay fees for services rendered to us or in connection with the performance participation allocation; or (5) issue shares of our common stock or Operating Partnership units to sellers of properties we acquire in connection with an exchange of limited partnership interests of our Operating Partnership. To the extent we issue additional shares, stockholders' respective percentage ownership interest in us will be diluted. Because we hold all of our assets through the Operating Partnership, to the extent we issue additional Operating Partnership units, stockholders’ percentage ownership interest in our assets will be diluted. Because certain classes of the Operating Partnership units may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between the Operating Partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Because of these and other reasons, holders of our common stock or Operating Partnership units may experience substantial dilution in their percentage ownership of our shares or their interests in the underlying assets held by the Operating Partnership.

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

We intend to continue to conduct our operations so that neither we, nor our Operating Partnership nor the subsidiaries of our Operating Partnership are "investment companies" under the Investment Company Act. However, there can be no assurance that we and our subsidiaries will be able to successfully avoid operating as an investment company.

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

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusions, including by computer hackers, nation-state affiliated actors, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased, and will likely continue to increase in the future. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer "hackers," threat actors, "hacktivists," organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyberattacks, including, without limitation, nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third-party service providers upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyberattacks. The rapid evolution and increasing prevalence of artificial intelligence technologies may also increase our cybersecurity risks.

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

As new technologies, including tools that harness generative artificial intelligence and other machine learning techniques, rapidly develop and become even more accessible, the use of such new technologies by us, our affiliates and our third party service providers will present additional known and unknown risks, including, among others, the risk that confidential information may be stolen, misappropriated or disclosed and the risk that we and/or third party service providers may rely on incorrect, unclear or biased outputs generated by such technologies, any of which could have an adverse impact on us and our business.

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

We are subject to risks generally attributable to the ownership of real property, including:

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
•
events or conditions beyond our control, including natural disasters, extreme weather conditions, climate-change related risks, acts of terrorism, war and outbreaks of contagious disease; and
•
changes in government rules, regulations and fiscal policies, including increases in property taxes, changes in zoning laws, limitations on rental rates, and increasing costs to comply with environmental laws.

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

The effects of future pandemics or other major public health events could adversely impact the value of our assets, business, financial condition, results of operations and cash flows, and our ability to operate successfully.

The extent of the impact of future pandemics or other major public health events on us will depend on many factors, including the duration and scope of the public health emergency, the actions taken by governmental authorities to contain future pandemics and their financial and economic impact, the implementation of travel advisories and restrictions, the efficacy and availability of vaccines, the disparities in vaccination rates and vaccine hesitancy, the rise of new variants and the severity of such variants, the impact of the public health emergency on overall supply and demand, goods and services, consumer confidence and levels of economic activity and the extent of its disruption to global, regional, and local supply chains and economic markets, all of which are uncertain and difficult to assess.

Climate change-related risks and regulatory and other efforts to address potential climate change impacts could adversely affect our business.

We and our portfolio of real estate investments face a number of risks associated with climate change including both transition and physical risks. The transition risks that could impact our company include those risks related to the impact of U.S. and foreign climate-related legislation and regulation, as well as risks arising from climate-related business trends. Moreover, we and our portfolio of real estate investments are subject to risks stemming from the physical impacts of climate change.

New climate change-related regulations or interpretations of existing laws may result in enhanced disclosure obligations that could negatively affect us and materially increase our regulatory burden. Increased regulations generally increase the costs to us, and those higher costs may continue to increase if new laws require additional resources, including spending more time, hiring additional personnel and/or investing in new technologies.

We also face risks associated with evolving climate related business trends. Certain investors are increasingly taking into account climate-related factors in determining whether to invest in companies. Additionally, our reputation and investor relationships could be damaged as a result of our involvement with certain industries or assets associated with activities perceived to be causing or exacerbating climate change, as well as any decisions we make to continue to conduct or change our activities in response to considerations relating to climate change. Conversely, if we avoid involvement with such industries or activities, we may limit our capital deployment opportunities to an extent that adversely affects our business.

Further, significant and extreme weather events such as hurricanes or floods can also have an adverse impact on real estate assets that we own or that secure our loans, and the frequency of certain extreme weather events may increase over time. For example, nonseasonal or violent weather events can have a material impact to businesses or properties that focus on tourism or recreational travel. Both transition and physical risks associated with climate change could result in increased operating costs for our tenants or our borrowers and could adversely impact our tenants' ability to pay rent or our borrowers' ability to make regular payments of principal and interests.

Evolving investor-related sentiment to environmental, social and/or governance issues could adversely affect our business.

So-called "anti-ESG" sentiment has also gained momentum across the U.S., with several states having enacted or proposed "anti-ESG" policies, legislation, or issued related legal opinions. For example, boycott bills in certain states target financial institutions that are perceived as "boycotting" or "discriminating against" companies in certain industries (e.g., energy and mining) and prohibit state entities from doing business with such institutions and/or investing the state's assets through such institutions. In addition, certain states now require that relevant state entities or managers/administrators of state investments make investments based solely on pecuniary factors without consideration of environmental, social and governance factors. If investors subject to such legislation viewed us, our policies, or our practices, as being in contradiction of such "anti-ESG" policies, legislation or legal opinions, such investors may not invest in us, which could negatively affect our financial performance.

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

Market disruptions in a single country could cause a worsening of conditions on a regional and even global level, and economic problems in a single country are increasingly affecting other markets and economies. A continuation of this trend could result in problems in one country adversely affecting regional and even global economic conditions and markets.

For example, as a result of the 2008 financial crisis, the availability of debt financing secured by commercial real estate had been significantly restricted as a result of tightened lending standards for a prolonged period. As a result of the uncertainties in the credit market, real estate investors were unable to obtain debt financing on attractive terms, which adversely affected investment returns on acquisitions or their ability to make acquisitions or tenant improvements. Any future financial market disruptions may force us to use a greater proportion of our offering proceeds to finance our acquisitions and fund tenant improvements, reducing the number of acquisitions we would otherwise make.

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

Inflation in the United States may continue at an elevated level in the near-term, which could have an adverse impact on any floating rate debt we have incurred and may incur in the future, including floating-rate mortgages, our repurchase facility and our general and administrative expenses, as these costs could increase at a rate higher than our interest income and rental and other revenue. In response to inflationary pressure, the U.S. Federal Reserve and other global central banks raised interest rates in 2022 and 2023. Although interest rates have begun to subside, we cannot predict with certainty any future action that the U.S. Federal Reserve and/or any other global central bank may take with respect to interest rates. To the extent our borrowing costs increase faster than the interest income earned from any floating-rate loans we may own, such increases may adversely affect our cash flows.

Inflation could also have an adverse effect on consumer spending, which could impact our tenants’ revenues and, in turn, our percentage rents, where applicable, as well as our tenants’ ability to pay rent. Also, inflation could cause increases in operating expenses, which could increase occupancy costs for tenants and, to the extent that we are unable to recover operating expenses from tenants, could increase operating expenses for us. Inflation could also result in increases in market interest rates, which could not only negatively impact consumer spending and tenant investment decisions, but would also increase the borrowing costs associated with our existing debt and any future debt that we incur.

Leases of long-term duration or which include renewal options that specify a maximum rate increase may result in below-market lease rates over time if we do not accurately estimate inflation or market lease rates. Provisions of our leases designed to mitigate the risk of inflation and unexpected increases in market lease rates, such as periodic rental increases, may not adequately protect us from the impact of inflation or unexpected increases in market lease rates. If we are subject to below-market lease rates on a significant number of our properties pursuant to long-term leases and our operating and other expenses are increasing faster than anticipated, our business, financial condition, results of operations, cash flows or our ability to satisfy our debt service obligations or to pay distributions on our common stock could be materially adversely affected.

Our portfolio is currently concentrated in certain industries and may in the future be concentrated in a limited number of asset types, geographies or investments.

Our portfolio may be heavily concentrated at any time in only a limited number of asset types, geographies or investments, and, as a consequence, our aggregate return may be substantially affected by the unfavorable performance of even a single investment. Currently, our overall portfolio is concentrated in industrial and multifamily assets, and our portfolio of real estate properties is concentrated in industrial assets. Concentration of our investments in a particular type of asset or geography makes us more susceptible to fluctuations in value resulting from adverse economic or business conditions affecting that particular type of asset or geography. Investors have no assurance as to the degree of diversification in our investments, either by geographic region or asset type.

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

We face competition from various entities for investment opportunities in properties, including other REITs, real estate operating companies, pension funds, insurance companies, investment funds and companies, partnerships and developers, some of which are likely a source of alternatives that are reasonably available to stockholders under Regulation Best Interest. In addition to third-party competitors, other programs sponsored by the Adviser and its affiliates, particularly those with investment strategies that overlap with ours, may seek investment opportunities under Apollo's prevailing policies and procedures. Many of these entities may have greater access to capital to acquire properties than we have. Competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. Additionally, disruptions and dislocations in the credit markets could have a material impact on the cost and availability of debt to finance real estate acquisitions, which is a key component of our acquisition strategy. The lack of available debt on reasonable terms or at all could result in a further reduction of suitable investment opportunities and create a competitive advantage for other entities that have greater financial resources than we do. In addition, over the past several years, a number of real estate funds and publicly traded and non-traded REITs have been formed and others have been consolidated (and many such existing funds have grown in size) for the purposes of investing in real estate and/or real estate debt. Additional real estate funds, vehicles and REITs with similar investment objectives may be formed in the future by other unrelated parties and further consolidations may occur (resulting in larger funds and vehicles). Consequently, it is expected that competition for appropriate investment opportunities may reduce the number of investment opportunities available to us and adversely affect the terms, including price, upon which investments can be made. This competition may also cause us to acquire properties and other investments at higher prices or by using less-than-ideal capital structures, and in such case our returns will be lower and the value of our assets may not appreciate or may decrease significantly below the amount we paid for such assets. If such events occur, our stockholders may experience a lower return on their investment.

We may make a substantial amount of joint venture investments, including with Apollo affiliates. Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on the financial condition of our joint venture partners and disputes between us and our joint venture partners.

We may co-invest in the future with Apollo affiliates or third parties in partnerships or other entities that own real estate properties, which we collectively refer to as joint ventures. In some cases, we may acquire non-controlling interests in joint ventures. Even when we have some control in a joint venture, we may not be in a position to exercise sole decision-making authority regarding the joint venture. Investments in joint ventures may, under certain circumstances, involve risks not present were another party not involved, including the possibility that joint venture partners might become bankrupt or fail to fund their required capital contributions. Joint venture partners may have economic or other business interests or goals that are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the joint venture partner would have full control over the joint venture. Disputes between us and joint venture partners may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business. Consequently, actions by or disputes with joint venture partners might result in subjecting properties owned by the joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our joint venture partners.

In addition, in connection with any shared investments in which we participate alongside any Other Apollo Accounts (as defined below), the Adviser may from time to time grant absolutely and/or share with such Other Apollo Accounts certain rights relating to such shared investments for legal, tax, regulatory or other reasons, including, in certain instances, rights with respect to the structuring or sale of such shared investments. For example, we may form joint venture arrangements with an insurance-dedicated fund, which is subject to the diversification requirements imposed by Section 817(h) of the Code and regulations promulgated hereunder, and we and/or the Adviser may face conflicts of interest due to different tax and/or other considerations applicable to such insurance-dedicated funds. There is no guarantee that we will be able to co-invest with any Other Apollo Account. We will not participate in joint ventures in which we do not have or share control to the extent that we believe such participation would potentially threaten our status as a non-investment company exempt from registration under the Investment Company Act. This may prevent us from receiving an allocation with respect to certain investment opportunities that are suitable for both us and one or more Other Apollo Accounts.

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
•
our joint venture partners may receive ongoing fees from our joint ventures, including promote payments and potential buyouts of their equity investments, all of which may reduce amounts otherwise payable to us;
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
•
our participation in investments in which a joint venture partner participates will be less than what our participation would have been had such other vehicle not participated, and because there may be no limit on the amount of capital that such joint venture partner can raise, the degree of our participation in such investments may decrease over time;
•
under the joint venture arrangement, we and the joint venture partner could each have preemptive rights in respect of future issuances by the joint venture, which could limit a joint venture’s ability to attract new third-party capital;
•
under the joint venture arrangement, we and the joint venture partner could be subject to lock-ups, which could prevent us from disposing of our interests in the joint venture at a time we determine to be advantageous; and
•
the joint venture partner could have a right of first offer, tag-along rights, drag-along rights, consent rights or other similar rights in respect of any transfers of the ownership interests in the joint venture to third parties, which could have the effect of making such transfers more complicated or limiting or delaying us from selling our interest in the applicable investment.

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

The Adviser hires property managers to manage our properties and leasing agents to lease vacancies in our properties. The property managers have significant decision-making authority with respect to the management of our properties. We will be particularly dependent on property managers of any multifamily, hospitality, leisure, and retail properties we invest in. Our ability to direct and control how our properties are managed on a day-to-day basis may be limited because we engage other parties to perform this function. Thus, the success of our business may depend in large part on the ability of our property managers to manage the day-to-day operations and the ability of our leasing agents to lease vacancies in our properties. Any adversity experienced by, or problems in our relationship with, our property managers or leasing agents could adversely impact the operation and profitability of our properties.

We depend on tenants for our revenue, and therefore our revenue is dependent on the success and economic viability of our tenants. Our reliance on single or significant tenants in certain buildings may decrease our ability to lease vacated space and could adversely affect our operations and ability to pay distributions.

Rental income from real property, directly or indirectly, constitutes a significant portion of our income. Delays in collecting accounts receivable from tenants could adversely affect our cash flows and financial condition. In addition, the inability of a single major tenant or a number of smaller tenants to meet their rental obligations would adversely affect our income. Therefore, our financial success is indirectly dependent on the success of the businesses operated by the tenants in our properties or in the properties securing loans we may own. Our tenants may be negatively affected by continued disruptions in global supply chains, natural disasters, public health or pandemic crises, actual or perceived instability in the U.S. banking system, labor shortages, or broad inflationary pressures, any of which may have a negative impact on our tenant’s ability to execute on their business plans and their ability to perform under the terms of their obligations. The weakening of the financial condition of or the bankruptcy or insolvency of a significant tenant or a number of smaller tenants and vacancies caused by defaults of tenants or the expiration of leases may adversely affect our operations and our ability to pay distributions.

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

Our properties face significant competition.

We face significant competition from owners, operators and developers of properties. Substantially all of our properties face competition from similar properties in the same market. This competition may affect our ability to attract and retain tenants and may reduce the rents we are able to charge. These competing properties may have vacancy rates higher than our properties, which may result in their owners being willing to lease available space at lower prices than the space in our properties. If one of our properties were to lose an anchor tenant, this could impact the leases of other tenants, who may be able to modify or terminate their leases as a result.

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

Public utilities, especially those that provide water and electric power, are fundamental for the sound operation of our assets. The delayed delivery or any material reduction or prolonged interruption of these services could allow tenants to terminate their leases or result in an increase in our costs, as we may be forced to use backup generators or other replacements for the reduced or interrupted utilities, which also could be insufficient to fully operate our facilities and could result in our inability to provide services.

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

Our properties are, and any properties we acquire in the future will be, subject to property taxes that may increase in the future, which could adversely affect our cash flow.

Our properties are, and any properties we acquire in the future will be, subject to real and personal property taxes that may increase as property tax rates change and as the properties are assessed or reassessed by taxing authorities. Some of our leases may provide that the property taxes, or increases therein, are charged to the lessees as an expense related to the properties that they occupy. As the owner of the properties, however, we are ultimately responsible for payment of the taxes to the government. If property taxes increase, our tenants may be unable (or not obligated) to make the required tax payments, ultimately requiring us to pay the taxes. In addition, we are generally responsible for property taxes related to any vacant space. If we purchase residential properties, the leases for such properties typically will not allow us to pass through real estate taxes and other taxes to residents of such properties. Consequently, any tax increases may adversely affect our results of operations at such properties.

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

We expect that substantially all of our multifamily community leases will be on a short-term basis. Because these leases generally permit the residents to leave at the end of the lease term without penalty, our rental revenues may be impacted by declines in market rents more quickly than if our leases were for longer terms.

Increased levels of unemployment could adversely affect the occupancy and rental rates of any multifamily residential properties we acquire.

Increased levels of unemployment in multifamily markets could significantly decrease occupancy and rental rates. In times of increasing unemployment, multifamily occupancy and rental rates have historically been adversely affected by:

•
oversupply or reduced demand for apartment homes;
•
rental residents deciding to share rental units and therefore rent fewer units;
•
potential residents moving back into family homes or delaying leaving family homes;
•
a reduced demand for higher-rent units;
•
a decline in household formation;
•
persons enrolled in college delaying leaving college or choosing to proceed to or return to graduate school in the absence of available employment;
•
rent control or rent stabilization laws, or other laws regulating housing, that could prevent us from raising rents sufficiently to offset increases in operating costs;
•
the inability or unwillingness of residents to pay rent increases; and
•
increased collection losses.

These factors generally have contributed to lower rental rates. To the extent that we invest in any additional multifamily residential properties, our results of operations, financial condition and ability to make distributions to our stockholders may be adversely affected if these factors do not improve or worsen.

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

The multifamily residential properties in which we invest domestically must comply with the Fair Housing Amendment Act of 1988 ("FHAA") which requires that multifamily communities first occupied after March 13, 1991 be accessible to handicapped residents and visitors. Compliance with the FHAA could require removal of structural barriers to handicapped access in a community, including the interiors of apartment units covered under the FHAA. Recently there has been heightened scrutiny of multifamily housing communities for compliance with the requirements of the FHAA and the ADA and an increasing number of substantial enforcement actions and private lawsuits have been brought against multifamily communities to ensure compliance with these requirements. Noncompliance with the FHAA and the ADA could result in the imposition of fines, awards of damages to private litigants, payment of attorneys' fees and other costs to plaintiffs, substantial litigation costs and substantial costs of remediation.

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

Technological innovations may disrupt the markets and sectors in which we operate and subject us to increased competition or negatively impact the tenants of our properties and the value of our properties.

Current trends in the real estate market and the sectors in which we invest generally have been toward disrupting the industry with technological innovation, and multiple young companies have been successful in capitalizing on this trend toward disruption. In this period of rapid technological and commercial innovation, new businesses and approaches may be created that could affect us, tenants of our properties or our investments or alter the market practices that help frame our strategy. For example, the value of hospitality properties is affected by competition from the non-traditional hospitality sector (such as short-term rental services), while office properties are affected by competition from shared office spaces (including co-working environments) and new retail and supply chain sources. Any of these new approaches could damage our investments, significantly disrupt the market in which we operate and subject us to increased competition, which could materially and adversely affect our business, financial condition and results of investments.

General Risks Related to Investments in Real Estate-Related Debt and Real Estate-Related Debt Securities

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

We invest in real estate debt investments. Any deterioration of real estate fundamentals generally, and in the United States in particular, could negatively impact our performance by making it more difficult for issuers to satisfy their debt payment obligations, increasing the default risk applicable to issuers, and/or making it relatively more difficult for us to generate attractive risk-adjusted returns. Changes in general economic conditions will affect the creditworthiness of issuers or real estate collateral relating to our investments and may include economic and/or market fluctuations, including economic impacts resulting from actual or perceived instability in the U.S. banking system, changes in environmental and zoning laws, casualty or condemnation losses, regulatory limitations on rents, decreases in property values, changes in the appeal of properties to tenants, changes in supply and demand for competing properties in an area (as a result, for instance, of overbuilding), fluctuations in real estate fundamentals (including average occupancy, operating income and room rates for hospitality properties), the financial resources of tenants, changes in availability of debt financing which may render the sale or refinancing of properties difficult or impracticable, changes in building, environmental and other laws, energy, supply and labor shortages, various uninsured or uninsurable risks, natural disasters, political events, trade barriers, currency exchange controls, changes in government regulations (such as rent control), changes in real property tax rates and operating expenses, changes in interest rates, changes in the availability of debt financing or mortgage funds which may render the sale or refinancing of properties difficult or impracticable, increased mortgage defaults, increases in borrowing rates, outbreaks of infectious diseases, pandemics or other major public health issues, negative developments in the economy or political climate that depress travel activity

(including restrictions on travel), environmental liabilities, contingent liabilities on disposition of assets, acts of God, terrorist attacks, war and military conflicts, demand and/or real estate values generally and other factors that are beyond the control of the Adviser. Such changes may develop rapidly and it may be difficult to determine the comprehensive impact of such changes on our investments, particularly for investments that may have inherently limited liquidity. These changes may also create significant volatility in the markets for our investments which could cause rapid and large fluctuations in the values of such investments. There can be no assurance that there will be a ready market for the resale of investments because investments may not be liquid. Illiquidity may result from the absence of an established market for the investments, as well as legal or contractual restrictions on their resale by us. The value of securities of companies which service the real estate business sector may also be affected by such risks. The Adviser cannot predict whether economic conditions generally, and the conditions for real estate debt investing in particular, will deteriorate in the future. Declines in the performance of the U.S. and global economies or in the real estate debt markets could have a material adverse effect on our investment activities. In addition, market conditions relating to real estate debt investments have evolved since the financial crisis, which has resulted in a modification to certain loan structures and/or market terms. For example, it has become increasingly difficult for real estate debt investors in certain circumstances to receive full transparency with respect to underlying investments because transactions are often effectuated on an indirect basis through pools or conduit vehicles rather than directly with the borrower. Any such changes in loan structures and/or market terms may make it more difficult for us to monitor and evaluate investments.

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

While it is generally anticipated that our real estate-related investments will focus primarily on investments in non-distressed commercial mortgage-backed securities ("CMBS") and other debt investments (based on our belief that there is not a low likelihood of repayment), our investments may become distressed following our acquisition thereof. During an economic downturn or recession, securities of financially troubled or operationally troubled issuers are more likely to go into default than securities of other issuers. Securities of financially troubled issuers and operationally troubled issuers are less liquid and more volatile than securities of companies not experiencing financial difficulties. The market prices of such securities are subject to erratic and abrupt market movements and the spread between bid and asked prices may be greater than normally expected. Investment in the securities of financially troubled issuers and operationally troubled issuers involves a high degree of credit and market risk.

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

In the event of any default under a mortgage or real estate loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage or real estate loan, which could have a material adverse effect on our profitability. In the event of the bankruptcy of a borrower of a loan, or a tenant or an operator of a property, the loan to such borrower or the loan secured by such property will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage or real estate loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Additionally, in the event of a default under any senior debt, the junior or subordinate lender generally forecloses on the equity, purchases the senior debt or negotiates a forbearance or restructuring arrangement with the senior lender in order to preserve its collateral.

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

We have incurred and will continue to incur mortgage indebtedness and other borrowings, which may increase our business risks, could hinder our ability to make distributions and could decrease the value of our stock.

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

If we obtain and then seek to draw on a line of credit to fund repurchases or for any other reason, our financial leverage ratio could increase beyond our target.

We may seek to obtain a line of credit in an effort to provide for a ready source of liquidity for any business purpose, including to fund repurchases of shares of our common stock in the event that repurchase requests exceed our operating cash flow and/or net proceeds from the Offering or any private offerings. There can be no assurances that we will be able to obtain a line of credit on financially reasonable terms. In addition, we may not be able to obtain a line of credit of an appropriate size for our business until such time as we have a substantial portfolio, or at all. If we borrow under a line of credit to fund repurchases of shares of our common stock, our financial leverage will increase and may exceed our target leverage ratio. Our leverage may remain at the higher level until we receive additional net proceeds from the Offering or any private offerings or generate sufficient operating cash flow or proceeds from asset sales to repay outstanding indebtedness. In connection with a line of credit, distributions may be subordinated to payments required in connection with any indebtedness contemplated thereby.

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

We use repurchase agreements to finance our investments in real estate debt, which may expose us to risks that could result in losses.

We use repurchase agreements as a form of leverage to finance our investments in real estate debt, and the proceeds from repurchase agreements generally are invested in additional investments in real estate debt. There is a risk that the market value of the additional investments in real estate debt acquired from the proceeds received in connection with a repurchase agreement may decline below the price of the investments in real estate debt underlying the repurchase agreement that we have sold but remain obligated to repurchase. Repurchase agreements also involve the risk that the counterparty liquidates the investments in real estate debt we delivered to it under the repurchase agreements following the occurrence of an event of default under the applicable repurchase agreement by us. In addition, there is a risk that the market value of the investments in real estate debt we retain may decline. If the buyer of investments in real estate debt under a repurchase agreement were to file for bankruptcy or experiences insolvency, we may be adversely affected. Furthermore, lenders may require us to provide additional margin in the form of cash, investments in real estate debt or other forms of collateral under the terms of the contract, and if we fail to resolve such margin calls when due, the lenders may exercise remedies, including taking ownership of the assets securing the applicable obligations. Also, in entering into repurchase agreements, we bear the risk of loss to the extent that the proceeds of the repurchase agreement are less than the value of the underlying investments in real estate debt. In addition, the interest costs associated with repurchase agreement transactions may adversely affect our results of operations and financial condition, and, in some cases, we may be worse off than if we had not used such instruments.

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

The Adviser faces a conflict of interest because the fees it will receive for services performed are based in part on our NAV, which the Adviser is ultimately responsible for determining.

The Adviser is paid a management fee for its services based on our NAV, which is calculated by State Street and reviewed and confirmed by the Adviser, based on valuations provided by the Adviser. In addition, the distributions to be received by the Special Limited Partner with respect to its performance participation interest in the Operating Partnership will be based in part upon the Operating Partnership's net assets (which is a component of our NAV). The calculation of our NAV includes certain subjective judgments with respect to estimating, for example, the value of our portfolio and our accrued expenses, net portfolio income and liabilities, and therefore, our NAV may not correspond to realizable value upon a sale of those assets. The Adviser may benefit by us retaining ownership of our assets at times when our stockholders may be better served by the sale or disposition of our assets in order to avoid a reduction in our NAV. If our NAV is calculated in a way that is not reflective of our actual NAV, then the purchase price of shares of our common stock or the price paid for the repurchase of our shares of common stock on a given date may not accurately reflect the value of our portfolio, and shares may be worth less than the purchase price or more than the repurchase price.

The Adviser's management fee and the Special Limited Partner's performance participation interest may not create proper incentives or may induce the Adviser and its affiliates to make certain investments, including speculative investments, that increase the risk of our real estate portfolio.

We pay the Adviser a management fee regardless of the performance of our portfolio. The Adviser's entitlement to a management fee, which is not based upon performance metrics or goals, might reduce its incentive to devote its time and effort to seeking investments that provide attractive risk-adjusted returns for our portfolio. We may be required to pay the Adviser a management fee in a particular period despite experiencing a net loss or a decline in the value of our portfolio during that period.

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

The Adviser and its affiliates will devote such time as they deem necessary to conduct our business affairs in an appropriate manner. However, a core group of real estate professionals will devote substantially all of their business time not only to our activities but also to the activities of several other investment vehicles and any successor funds thereto (and their respective investments) and their related entities (which may include separate accounts, dedicated managed accounts and/or investment funds formed for specific geographical areas or investments). Consequently, conflicts may arise in the allocation of personnel, and we may not receive the level of support and assistance that we otherwise might receive if we were internally managed. The Adviser and its affiliates are not restricted from entering into other investment advisory relationships or from engaging in other business activities.

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

We have co-invested, and may in the future co-invest, with Apollo affiliates in real estate-related securities and such investments are at times in different parts of the capital structure of an issuer and may otherwise involve conflicts of interest. When we hold investments in which Other Apollo Accounts have a different principal investment, conflicts of interest arise between us and Other Apollo Accounts, and the Adviser may take actions that are adverse to us.

We have co-invested, and may in the future co-invest, with Other Apollo Accounts in investments that are suitable for both us and such Other Apollo Accounts. We and/or the Other Apollo Accounts make and/or hold investments at different levels of an issuer's capital structure, which includes us making investments directly or indirectly relating to portfolio entities of Other Apollo Accounts and vice versa. To the extent we hold interests that are different (including with respect to their relative seniority) than those held by such Other Apollo Accounts, the Adviser and its affiliates will be presented with decisions when our interests and the interests of the Other Apollo Accounts are in conflict.

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

Certain advisors and other service providers or their affiliates (including accountants, administrators, lenders, bankers, brokers, attorneys, consultants, property managers, title agent companies and investment or commercial banking firms) that provide goods or services to us, Apollo and/or certain entities in which we have an investment may also provide goods or services to or have business, personal, financial or other relationships with Apollo and its other businesses. Such advisors and service providers may be investors in us, affiliates of the Dealer Manager or the Adviser, sources of investment opportunities or co-investors or commercial counterparties or entities in which Apollo and/or Other Apollo Accounts have an investment, and payments by us may indirectly benefit Apollo and/or such Other Apollo Accounts. Additionally, certain employees of the Adviser may have family members or relatives employed by such advisors and service providers. The Adviser and/or its affiliates may also provide administrative services to us. These relationships may influence us, Apollo and/or the Adviser in deciding whether to select or recommend such a service provider to perform services for us or a portfolio property (the cost of which will generally be borne directly or indirectly by us or such portfolio property, as applicable).

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

For more information regarding our relationships with these entities, see Note 11 - Related Party Transactions to our consolidated financial statements in this Annual Report on Form 10-K.

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

We believe that we have been organized and operated and intend to continue to be organized and to operate so as to qualify as a REIT under the Code beginning with our taxable year ended December 31, 2023. However, qualification as a REIT involves the application of highly technical and complex Code provisions for which only a limited number of judicial or administrative interpretations exist. Notwithstanding the availability of cure provisions in the Code, various compliance requirements could be failed and could jeopardize our REIT status. Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT. In addition, we hold certain assets through our ownership interest in ARIS Mortgage Originations, LLC, which we refer to as our subsidiary REIT. Our ability to qualify as a REIT is dependent in part on the REIT qualification of our subsidiary REIT, which is required to separately satisfy each of the REIT requirements in order to qualify as a REIT. If we fail to qualify as a REIT in any tax year, then:

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

To qualify as a REIT, we are required at all times to satisfy tests relating to, among other things, the sources of our income, the nature and diversification of our assets, the ownership of our stock and the amounts we distribute to our stockholders. Compliance with the REIT requirements may impair our ability to operate solely on the basis of maximizing profits. For example, we may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution.

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

Our charter does not permit any person or group to own more than 9.8% of our outstanding common stock or of our outstanding capital stock of all classes or series, and attempts to acquire our common stock or our capital stock of all other classes or series in excess of these 9.8% limits would not be effective without an exemption from these limits by our board of directors.

For us to qualify as a REIT under the Code, not more than 50% of the value of our outstanding stock may be owned directly or indirectly, by five or fewer individuals (including certain entities treated as individuals for this purpose) during the last half of a taxable year. For the purpose of assisting our qualification as a REIT for U.S. federal income tax purposes, among other purposes, our charter prohibits beneficial or constructive ownership by any person or group of more than a certain percentage, which is expected to be 9.8%, in value or by number of shares, whichever is more restrictive, of the outstanding shares of our outstanding common stock or 9.8% in value of our outstanding capital stock of all classes or series, which we refer to as the "ownership limit." The constructive ownership rules under the Code and our charter are complex and may cause shares of the outstanding common stock owned by a group of related persons to be deemed to be constructively owned by one person. As a result, the acquisition of less than 9.8% of our outstanding common stock or our capital stock by a person could cause another person to own constructively in excess of 9.8% of our outstanding common stock or our stock, respectively, and thus violate the ownership limit. There can be no assurance that our board of directors, as permitted in the charter, will not decrease this ownership limit in the future. Any attempt to own or transfer shares of our common stock or capital stock in excess of the ownership limit without the consent of our board of directors will result either in the shares in excess of the limit being transferred by operation of the charter to a charitable trust, and the person who attempted to acquire such excess shares not having any rights in such excess shares, or in the transfer being void.

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

In addition to any potential withholding tax on ordinary dividends, a non-U.S. stockholder, other than a "qualified shareholder" or a "withholding qualified holder," that disposes of a "U.S. real property interest" ("USRPI") (which includes shares of stock of a U.S. corporation whose assets consist principally of USRPIs), or that receives a distribution from a REIT that is attributable to gains from such a disposition, is generally subject to U.S. federal income tax under the Foreign Investment in Real Property Tax Act of 1980, as amended ("FIRPTA"), on the amount received from (or, in the case of a distribution, to the extent attributable to gains from) such disposition. Such tax does not apply, however, to the disposition of stock in a REIT that is "domestically controlled." Generally, a REIT is domestically controlled if less than 50% of its stock, by value, has been owned directly or indirectly by non-U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT's existence. There can be no assurance that we currently qualify, or will qualify, as a domestically controlled REIT. If we were to fail to so qualify, amounts received by a non-U.S. stockholder on certain dispositions of shares of our common stock would be subject to tax under FIRPTA, unless (i) shares of our common stock were regularly traded on an established securities market and (ii) the non-U.S. stockholder did not, at any time during a specified testing period, hold more than 10% of our common stock, taking into account certain attribution rules. Furthermore, certain distributions by us may be subject to tax under FIRPTA unless the conditions in clauses (i) and (ii) of the immediately preceding sentence are satisfied, subject to certain exceptions.

Final Treasury Regulations that are effective as of April 25, 2024 (the “Final Regulations”) modify prior tax guidance relating to the determination of whether we are a domestically controlled REIT. The Final Regulations provide a look-through rule for our stockholders that are non-publicly traded partnerships, non-public REITs, non-public regulated investment companies or non-public domestic C corporations owned more than 50% directly or indirectly by foreign persons (“foreign-controlled domestic corporations”) and treat “qualified foreign pension funds” as foreign persons. The Final Regulations further provide that domestic publicly traded partnerships, public domestic C corporations and public regulated investment companies will be treated as look-through persons if the REIT has actual knowledge that the partnership, corporation or regulated investment company, as applicable, is foreign controlled. The look-through rule set forth in the Final Regulations applicable to foreign-controlled domestic corporations will not apply to a domestically controlled REIT for a period of up to ten years or until the earlier date on which the REIT undergoes a significant change in its ownership (meaning the percentage of the REIT stock held by non-look-through persons increases by more than 50% in the aggregate over the percentage of REIT stock owned by such non-look-through persons on April 24, 2024, the date the Final Regulations were issued) or the REIT acquires additional USRPIs that represent more than 20% of the aggregate fair market value of its USRPIs held on April 24, 2024, the date the Final Regulations were issued (the “Applicable Limits”). If a REIT exceeds an Applicable Limit during the ten-year period, then the look-through rule set forth in the Final Regulations applicable to foreign-controlled domestic corporations will apply to such REIT beginning on the day immediately following the date it exceeds such Applicable Limit. We may exceed the Applicable Limits prior to the duration of the ten-year period and cannot predict when we will be subject to such look-through rule in the Final Regulations. Investors should consult with their tax advisors regarding the application and impact of these rules.

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

If a stockholder participates in our distribution reinvestment plan, such stockholder will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. Therefore, unless such stockholder is a tax-exempt entity, such stockholder may be forced to use funds from other sources to pay its tax liability on the reinvested dividends.

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

"Fast-Pay Stock" rules may apply to certain classes of our common stock.

Under Treasury Regulations promulgated under Section 7701(l) of the Code, if stock of a corporation is structured so that dividends paid with respect to the stock are economically (in whole or in part) a return of such stockholder's investment (rather than a return on such stockholder's investment), such stock could be characterized as "fast-pay stock." Under such regulations, if shares pay a dividend that is reasonably expected to decline over time, as opposed to fluctuate or remain constant, such shares are presumed to be fast-pay stock unless clearly demonstrated otherwise. Our Class A-II shares and Class A-III shares, for the period during which any such shares are outstanding, are subject to a reduced management fee for a limited period. As a result, distributions on such shares are expected to decrease after the expiration of this reduced management fee, and the shares will be subject to the presumption described above. However, although not free from doubt, we do not believe that such shares should be characterized as fast-pay stock and we do not intend to treat such shares as fast-pay stock because we believe the facts clearly demonstrate that the additional distributions on such shares reflect an additional return on the stockholders' investment, rather than a return of the stockholders' original investment in such shares. If the Internal Revenue Service ("IRS") were to successfully assert that our Class A-II shares and Class A-III shares are classified as fast-pay stock, holders of our shares, including other classes of our shares, could be required to include additional amounts in income, and additional filing requirements and penalties could apply. Investors should consult with their tax advisors regarding the potential consequences of our shares being treated as fast-pay stock.

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

Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA, the Code, or other applicable statutory or common law may result in the imposition of civil penalties, and can subject the fiduciary to equitable remedies. In addition, if an investment in our shares constitutes a non-exempt prohibited transaction under Title I of ERISA or Section 4975 of the Code, the fiduciary that authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested. Investors that are governmental plans or foreign plans may be subject to laws that are similar to the aforementioned provisions of ERISA and the Code or that otherwise regulate the purchase of our shares.

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

As one of the critical elements of Apollo's overall ERM approach, Apollo's cybersecurity program is focused on the following key areas:

•
Governance: As discussed further under the heading "Cybersecurity Governance," the AGM board of directors has an oversight role, as a whole and also at the committee level, in overseeing management of Apollo's risks, including its cybersecurity risks. Apollo's Chief Information Security Officer ("CISO") and the CISO of Athene Holding Ltd. ("AHL"), a subsidiary of AGM, with support from the broader Apollo Technology team, are responsible for information security strategy, policies and practices, as well as, as appropriate, with the Company's executive officers and other representatives of the Adviser and its affiliates.
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

Cybersecurity Governance

The AGM board of directors' oversight of cybersecurity risk management is supported by the audit committee of the AGM board of directors (the "AGM audit committee"), the AAM Global Risk Committee ("AGRC"), the Operational Risk Forum (the "ORF"), the Cybersecurity Working Group and management. The AGM board of directors, the AGM audit committee, the AGRC, the ORF and the Cyber Security Working Group receive regular updates on Apollo's information technology, cybersecurity risk profile and strategy, and risk mitigation plans from Apollo's risk management professionals, AGM's Chief Security Officer ("CSO"), AGM's CISO, other members of Apollo's management and relevant management committees and working groups. The Cyber Security Working Group is chaired by AGM's CISO and has representation from Apollo's Technology, Legal, Compliance, and ERM teams. The group meets at least once a quarter to discuss cybersecurity and risk mitigation activities, among other topics. AGM's CISO regularly reports to the ORF regarding cyber risk, and the ORF in turn reports to the AGRC on a quarterly basis, noting any cyber updates when necessary or appropriate. In turn, AGM's board of directors and/or the AGM audit committee receive quarterly risk updates from risk management professionals, as well as at least annual updates on cyber risk specifically. The full AGM board of directors or the AGM audit committee receives presentations and reports on cybersecurity risks from AGM's CSO or CISO, as well as from AHL's CISO, at least annually.

AGM's CISO, in coordination with the Apollo Technology and ERM teams, works collaboratively across Apollo to implement a program designed to protect its information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with its incident response and recovery plans. To facilitate the success of Apollo's cybersecurity risk management program, multidisciplinary teams throughout Apollo are deployed to address cybersecurity threats and to respond to cybersecurity incidents. Through ongoing communications with these teams, AGM's CISO monitors the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time and reports such threats and incidents to the AGM audit committee or AGM board of directors, as appropriate.

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

Principal Executive Office

Our principal executive office is located at 9 West 57th Street, 42nd Floor, New York, New York 10019, telephone 212-515-3200.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. See "Note 16 - Commitments and Contingencies" for further detail regarding any legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Offering of Common Stock

The Offering consists of nine classes of our common stock, Class S shares, Class D shares, Class I shares, Class F-S shares, Class F-D shares, Class F-I shares, Class A-I shares, Class A-II shares, and Class A-III shares. The different classes of common stock have varying upfront selling commissions, dealer manager fees, ongoing stockholder servicing fees, management fees, and performance participation allocations. Other than the difference in fees noted, each class of common stock has the same economics and voting rights. Shares of our common stock are not listed for trading on a stock exchange or other securities market. As of March 21, 2025 there were 2,422 holders of record of Class A-III shares, 1,430 holders of record of Class A-I shares, 199 holders of record of Class F-I shares, 104 holders of record of Class I shares, 2 holders of record of Class S shares, 1 holder of record of Class D shares and 14 holders of record of Class E shares.

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

The following table details the applicable selling commissions, dealer manager fees, and stockholder servicing fee for each applicable share class as of December 31, 2024.

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

The Dealer Manager anticipates that all or a portion of the upfront selling commissions, dealer manager fees, and ongoing stockholder servicing fees will be retained by, or reallowed (paid) to, the participating broker dealers. Through December 31, 2024, the Dealer Manager had not retained any upfront selling commissions, dealer manager fees, or stockholder servicing fees.

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

The following table represents our monthly NAV per share for each of the nine classes of shares in the Offering from December 31, 2022 through December 31, 2024:

	Class S Shares	Class D Shares	Class I Shares	Class F-S Shares	Class F-D Shares	Class F-I Shares	Class A-I Shares	Class A-II Shares	Class A-III Shares
December 31, 2022	$20.0200	$20.0200	$20.0200	$20.0200	$20.0200	$20.0200	$20.0200	$20.0200	$20.0200
January 31, 2023	$20.0400	$20.0400	$20.0400	$20.0400	$20.0400	$20.0400	$20.0400	$20.0400	$20.0400
February 28, 2023	$20.0500	$20.0500	$20.0500	$20.0500	$20.0500	$20.0500	$20.0500	$20.0500	$20.0500
March 31, 2023(1)	$20.1500	$20.1500	$20.1500	$20.1500	$20.1500	$20.1400	$20.1800	$20.1500	$20.1500
April 30, 2023	$20.2400	$20.2400	$20.2400	$20.2400	$20.2400	$20.1900	$20.2500	$20.2400	$20.2400
May 31, 2023	$20.2900	$20.2900	$20.2900	$20.2900	$20.2900	$20.2100	$20.3000	$20.2900	$20.2900
June 30, 2023	$20.3600	$20.3600	$20.3600	$20.3600	$20.3600	$20.2500	$20.3800	$20.3600	$20.3600
July 31, 2023	$20.3800	$20.3800	$20.3800	$20.3800	$20.3800	$20.2700	$20.4200	$20.3800	$20.3800
August 31, 2023	$20.4600	$20.4600	$20.4600	$20.4600	$20.4600	$20.3400	$20.5100	$20.4600	$20.4600
September 30, 2023	$20.5000	$20.5000	$20.5000	$20.5000	$20.5000	$20.3800	$20.5600	$20.5000	$20.5000
October 31, 2023(2)	$20.5368	$20.5368	$20.5368	$20.5368	$20.5368	$20.4096	$20.6098	$20.5368	$20.5368
November 30, 2023	$20.6435	$20.6435	$20.6435	$20.6435	$20.6435	$20.4647	$20.6802	$20.6435	$20.6435
December 31, 2023 (3)	$20.7268	$20.7268	$20.7268	$20.7268	$20.7268	$20.5347	$20.7693	$20.7268	$20.7268
January 31, 2024	$20.7222	$20.7222	$20.7222	$20.7222	$20.7222	$20.5400	$20.7854	$20.7425	$20.7222
February 29, 2024	$20.8141	$20.8141	$20.7999	$20.8141	$20.8141	$20.6170	$20.8798	$20.8358	$20.8141
March 31, 2024 (4)	$20.8531	$20.8531	$20.7986	$20.8531	$20.8531	$20.6492	$20.9289	$20.8836	$20.8531
April 30, 2024	$20.9090	$20.9090	$20.7993	$20.9090	$20.9090	$20.6502	$20.9432	$20.8976	$20.9090
May 31,2024	$20.8603	$20.9290	$20.8063	$20.9290	$20.9290	$20.6595	$20.9638	$20.9177	$20.9290
June 30, 2024	$20.8986	$20.9824	$20.8409	$20.9824	$20.9824	$20.6989	$21.0176	$20.9706	$20.9824
July 31, 2024	$20.9071	$20.9997	$20.8449	$20.9997	$20.9997	$20.7079	$21.0378	$20.9861	$20.9997
August 30, 2024	$20.9567	$21.0663	$20.8918	$21.0663	$21.0663	$20.7592	$21.1056	$21.0530	$21.0663
September 30, 2024	$20.9620	$21.0807	$20.8876	$21.0807	$21.0807	$20.7649	$21.1215	$21.0670	$21.0807
October 31, 2024 (5)	$21.0056	$21.1168	$20.9352	$21.1468	$21.1468	$20.8190	$21.1902	$21.1320	$21.1468
November 30, 2024	$21.0081	$21.1175	$20.9338	$21.1675	$21.1675	$20.8202	$21.2043	$21.1675	$21.1604
December 31, 2024	$21.0475	$21.1564	$20.9716	$21.2217	$21.2217	$20.8612	$21.2614	$21.2217	$21.2169

___________

(1)
Due to an anchor share exchange the May 1, 2023 transaction price represents NAV as of April 4, 2023.
(2)
Due to an anchor share exchange the December 1, 2023 transaction price represents NAV as of November 2, 2023.
(3)
Due to an anchor share exchange the February 1, 2024 transaction price represents NAV as of January 3, 2024.
(4)
Due to an anchor share exchange the May 1, 2024 transaction price represents NAV as of April 2, 2024.
(5)
Due to an anchor share exchange the December 1, 2024 transaction price represents NAV as of November 4, 2024.

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

The calculation of our NAV is intended to be a calculation of the fair value of our assets less the fair value of our outstanding liabilities as described below and will likely differ from the book value of our equity reflected in our financial statements. As a public company, we are required to issue financial statements based on historical cost in accordance with GAAP. To calculate our NAV for the purpose of establishing a purchase and repurchase price for our shares, we have adopted a model, as explained below, that adjusts the value of our assets and liabilities from historical cost to fair value generally in accordance with the GAAP principles set forth in FASB Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures. The Adviser will calculate the fair value of our real estate properties based in part on values provided by third-party independent appraisers and such calculation will be reviewed by our independent valuation advisor as further discussed below.

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

•
Investments in Real Estate Debt: The Company's investments in real estate debt consist of commercial mortgage and mezzanine loans secured by real estate and real estate-related securities. Commercial mortgage and mezzanine loans secured by real estate are unlikely to have reliable readily available market quotations and are initially valued at par for originated loans or acquisition price for acquired loans. Each such investment will then be valued by our independent valuation advisor within the first three full months after we make such investment and no less frequently than monthly thereafter. Our independent valuation advisor will determine subsequent revaluations of loans and other debt instruments by considering, among other factors, the changes in value of the underlying real estate or other collateral, with anticipated sale proceeds (estimated cash flows) discounted to their present value using a discount rate based on current market rates. Our independent valuation advisor will value each debt investment at least monthly and will coordinate with the Adviser to monitor events intra-month that may affect the values of our real estate debt or other debt and incorporate the impact of those events in estimated fair values, as needed. Real estate-related securities that do not have readily-available market quotations will generally be valued by one or more third-party pricing services in the same manner as real estate debt and other debt investments. Where such securities have a single broker quote, third-party pricing services will also consider such quote in determining estimated fair value.
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

NAV and NAV Per Share Calculation

Each share class will have an undivided interest in our assets and liabilities, other than class-specific stockholder servicing fees, management fees and performance participation allocations. In accordance with the valuation guidelines, our NAV per share for each share class as of the last calendar day of each month is calculated using a process that reflects several components, including the estimated fair value of (1) each of our properties, (2) our investments in real estate debt, (3) our investments in unconsolidated entities, (4) our mortgage notes and secured debt arrangements, and (5) our other assets and liabilities (including the allocation/accrual of any performance participation to the Special Limited Partner and the deduction of any stockholder servicing fees specifically applicable to such class of shares).

At the end of each month, our change in NAV for each share class is calculated as follows:

•
Shares are issued for subscriptions received and distribution reinvestments to each respective share class, as applicable, and are effective on the first business day of each month. The proceeds received through subscriptions and dividend reinvestments for each share class are additions to the prior month aggregate NAV for each respective share class (including Operating Partnership units). Additionally, the NAV of each share class is reduced by the respective repurchases for such month. The result represents the aggregate NAV per share class effective as of the first business day of the current month.

•
Any change in our aggregate NAV (whether an increase or decrease) is allocated among each class of shares (including Operating Partnership units) based on each class's relative percentage of the total aggregate NAV effective on the first business day of such month (as described in the previous bullet). Changes in our aggregate NAV include, but are not limited to, accruals of our net portfolio income, interest expense, realized and unrealized net real estate appreciation, general and administrative expenses, any applicable organization and offering costs, and any reimbursements paid to the Adviser for previously advanced costs and expenses. Unrealized net real estate appreciation includes any changes in the fair market value of our investments in real estate, investments in real estate debt, investments in unconsolidated entities, mortgage notes and secured debt arrangements.
•
The aggregate NAV of each share class is then reduced by the net distributions declared during the month. The net distribution per share will differ by share class due to the allocation of share class-specific expenses, including stockholder servicing fees, management fees and performance participation allocation, which are reduced from the gross distribution as discussed below.
•
Share class-specific expenses are then allocated as follows:
o
Stockholder servicing fees are accrued monthly for Class S shares, Class D shares, Class F-S shares and Class F-D shares. The stockholder servicing fee is calculated as a percentage of the aggregate NAV for each such class of shares.
o
Management fees are accrued monthly in an amount equal to 1/12 of the applicable percentage of NAV for each specific share class, which is 1.25% for Class S shares, Class D shares and Class I shares, 1.00% for Class F-S shares, Class F-D shares, Class F-I shares, and Class A-I shares, 0.92% for Class A-II shares which is reduced from 1.00% until September 1, 2026, and 0.85% for Class A-III shares which is reduced from 1.00% until January 2, 2027, as of December 31, 2024. The management fee is calculated prior to giving effect to accruals for the performance participation allocation, stockholder servicing fees and distributions.
o
Performance participation allocation is accrued monthly based on the total return of Class S shares, Class F-S shares, Class D shares, Class F-D shares, Class I shares and Class F-I shares. Total return for each respective share class is defined as distributions paid or accrued plus the change in NAV, adjusted for subscriptions and repurchases.
•
The NAV per share for each class is calculated by dividing such class's aggregate NAV at the end of each month by the number of shares outstanding for that class at the end of such month.

Please refer to "Net Asset Value Calculation and Valuation Guidelines" in the prospectus for the Offering for further details on how our NAV is determined.

The following table provides a breakdown of the major components of our NAV as of December 31, 2024 ($ and share/units in thousands):

Components of NAV	December 31, 2024
Investments in real estate	$288,400
Investments in real estate debt	887,186
Cash	82,312
Restricted cash	93
Other assets	5,907
Mortgage notes at fair value, net of deferred financing costs	(35,675)
Secured debt arrangements, net	(138,920)
Other liabilities	(11,476)
Accrued performance participation allocation	(443)
Management fee payable	(828)
Net asset value	$1,076,556
Number of outstanding shares/units	50,729

The following table provides a breakdown of our total NAV and NAV per share/unit by class as of December 31, 2024 ($ and shares/units in thousands, except per share/unit data):

NAV Per Share/Unit	Class S Shares	Class D Shares	Class I Shares	Class F-I Shares	Class A-I Shares	Class A-III Shares	Class E Shares(1)	Third-party Operating Partnership Class A-I Units(2)	Third-party Operating Partnership Class E Units(2)	Total
Net asset value	$121	$100	$21,343	$32,663	$352,569	$542,009	$10,445	$114,489	$2,817	$1,076,556
Number of outstanding shares/units	6	5	1,018	1,566	16,582	25,546	489	5,385	132	50,729
NAV per share/unit as of December 31, 2024	$21.0475	$21.1564	$20.9716	$20.8612	$21.2614	$21.2169	$21.3363	$21.2614	$21.3363	$21.2217

___________

(1)
Class E shares of our common stock are offered to certain of Apollo's affiliates and employees in one or more private placements.
(2)
Includes the partnership interests of the Operating Partnership held by a party other than us.

Consistent with our disclosure in the prospectus for the Offering regarding our NAV calculation, our investments in real estate and real estate debt are initially valued at cost. The valuations of our real properties as of December 31, 2024 were provided by the independent valuation advisor in accordance with our valuation procedures. Certain key assumptions that were used by the independent valuation advisor in the discounted cash flow analysis are set forth in the following table based on weighted-averages by property types where we have multiple real estate investments. Once we own more than one retail and one multifamily property, we will include the key assumptions for each such property type.

Property Type	Discount Rate	Exit Capitalization Rate
Industrial	7.8%	6.3%

A change in these assumptions or factors would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values.

Input	Hypothetical Change	Industrial Investment Values
Discount rate	0.25% Decrease	+2.01%
(weighted average)	0.25% Increase	(1.95)%
Exit Capitalization Rate	0.25% Decrease	+2.24%
(weighted average)	0.25% Increase	(2.07)%

The following table reconciles stockholders' equity and Operating Partnership partners' capital per our consolidated balance sheet prepared in accordance with GAAP to our NAV ($ in thousands):

Reconciliation of Stockholders' Equity to NAV	December 31, 2024
Stockholders' equity under U.S. GAAP	$934,053
Non-controlling interests attributable to the Operating Partnership and preferred stockholders	108,290
Redeemable non-controlling interests	2,817
Total stockholders' equity, redeemable non-controlling interests and the Operating Partnership partners' capital under GAAP	$1,045,160
Adjustments:
Advanced organization and offering costs and advanced operating expenses	15,245
Unrealized net real estate appreciation	9,069
Accumulated depreciation and amortization	7,067
Accrued stockholder servicing fee	15
NAV	$1,076,556

The following details the adjustments to reconcile GAAP stockholders' equity to our NAV:

•
The Adviser and its affiliates advanced organization and offering costs and general and administrative expenses on our behalf (including legal, accounting, and other expenses attributable to our organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) through December 22, 2023. We began reimbursing the Adviser and its affiliates for all such advanced expenses paid through December 22, 2023 ratably over a 60 month period beginning December 22, 2024. Under GAAP, organization costs and general and administrative expenses are expensed as incurred and offering costs are charged to equity as such amounts are incurred. For NAV, such costs are recognized as a reduction of NAV as they are reimbursed to the Adviser.
•
Our investments in real estate are presented at their depreciated cost basis in our GAAP consolidated financial statements. Additionally, our mortgage notes and secured debt arrangements are presented at their amortized cost basis in our GAAP consolidated financial statements. Since these assets and liabilities are recorded at their fair value to determine our NAV, any increases or decreases in fair market value of our investments in real estate, our mortgage notes or secured debt arrangements therefore represent a reconciling item above.
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

Distribution Policy

Beginning in April 2023, we have declared and intend to continue to declare monthly distributions for each class of our common stock, which are generally paid 20 days after month-end. Distributions are made on all classes of our common stock at the same time and each class of our common stock received the same aggregate gross distribution per share; however, the net distribution differs for each class because of different allocations of class-specific stockholder servicing fees, management fees and performance participation allocation. The tables below details the net per share distribution for each of our share classes for the years ended December 31, 2024 and 2023:

	Year Ended December 31, 2024
	Class S	Class D	Class I	Class F-I	Class A-I	Class A-II	Class A-III	Class E
Aggregate gross distribution declared per share of common stock	$0.8858	$0.3361	$1.1967	$1.2939	$1.2939	$1.0698	$0.2241	$1.2939
Management fee per share of common stock	(0.1759)	(0.0661)	(0.2412)	(0.2095)	(0.2113)	(0.1618)	(0.0303)	—
Stockholder servicing fee per share of common stock	(0.1193)	(0.0134)	—	—	—	—	—	—
Net distribution declared per share of common stock	$0.5906	$0.2566	$0.9555	$1.0844	$1.0826	$0.9080	$0.1938	$1.2939

	Year Ended December 31, 2023
	Class S	Class D	Class I	Class F-I	Class A-I	Class A-II	Class A-III	Class E
Aggregate gross distribution declared per share of common stock	$—	$—	$—	$0.7810	$0.7810	$—	$—	$0.7810
Management fee per share of common stock	—	—	—	(0.1510)	(0.1510)	—	—	—
Net distribution declared per share of common stock	$—	$—	$—	$0.6300	$0.6300	$—	$—	$0.7810
The following tables summarizes our distributions declared during the years ended December 31, 2024 and 2023 ($ in thousands):

___________

	Year Ended December 31, 2024		Year Ended December 31, 2023
	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$31,166	72%	$8,920	72%
Reinvested in shares	11,960	28%	3,551	28%
Total distributions(1)	$43,126	100%	$12,471	100%
Sources of distributions
Cash flows from operating activities(2)	$43,126	100%	$12,471	100%
Total sources of distributions	$43,126	100%	$12,471	100%

AFFO	$57,244		$18,669
(1)
Includes distributions declared on Operating Partnership units.
(2)
During the years ended December 31, 2024 and 2023, we received cash flows from operating activities in the amount of $66.1 million and $25.6 million.

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

The following table presents a reconciliation of net income to FFO and AFFO ($ in thousands):

	Year Ended December 31,
	2024	2023
Net income	$50,509	$17,329
Adjustments to arrive at FFO:
Depreciation and amortization	8,996	2,544
FFO	$59,505	$19,873
Adjustments to arrive at AFFO:
Straight-line rental income	(2,172)	(1,425)
Unrealized (gain)/loss on fair value of investments in real estate debt	35	(207)
Non-cash performance participation allocation	443	562
Amortization of restricted stock awards	100	75
Amortization of above- and below-market leases, net	(667)	(209)
AFFO	$57,244	$18,669

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

Unregistered Sales of Equity Securities

During the year ended December 31, 2024, we sold equity securities that were not registered under the Securities Act. As described in Note 11 - Related Party Transactions to our consolidated financial statements, the Adviser is entitled to an annual management fee payable monthly in cash, shares of common stock, or Operating Partnership units, in each case at the Adviser's election. For the year ended December 31, 2024, the Adviser elected to receive its management fee in Class E shares and Class E units. In connection with the Adviser's election, we issued 301,844 Class E shares and 52,546 Class E units to the Adviser during the year ended December 31, 2024 in satisfaction of the management fee.

The Special Limited Partner is also entitled to an annual performance participation allocation payable annually in cash or Operating Partnership units, in each case at the Special Limited Partner's election. For the year ended December 31, 2024, the Special Limited Partner elected to receive its performance participation allocation in Class E units of the Operating Partnership. In connection with the Special Limited Partner's election, we issued 26,977 Class E units of the Operating Partnership to the Special Limited Partner during the year ended December 31, 2024 in satisfaction of the performance participation allocation for the year ended December 31, 2023. For the year ended December 31, 2024, the Special Limited Partner realized $0.4 million related to the performance participation allocation, which was issued in Class E units subsequent to year end.

During the year ended December 31, 2024, we sold and issued 63,179 Class E shares to certain of Apollo's affiliates, employees and our directors pursuant to a private placement for an aggregate purchase price of $1.3 million. During the year ended December 31, 2024, we issued 117 Class E shares in lieu of cash for dividends paid for a total value of approximately $2 thousand. These issuances were made in reliance upon the exemption from the registration set forth in Section 4(a)(2) of the Securities Act.

During the year ended December 31, 2024, all unitholders of the Operating Partnership elected to reinvest their dividends. In connection with such dividend reinvestment, we issued 264,063 and 5,946 Class A-I units and Class E units, respectively, to the unitholders of the Operating Partnership in lieu of cash for the dividends paid during the year ended December 31, 2024. These issuances were made in reliance upon the exemption from registration set forth in Section 4(a)(2) of the Securities Act.

Use of Offering Proceeds

On June 29, 2022, the Registration Statement on Form S-11 (File No. 333-264456) for the Offering was declared effective under the Securities Act. The offering price for each class of our common stock is determined monthly and is made available on our website and in prospectus supplement filings.

As of December 31, 2024, we received net proceeds of $924.3 million from the Offering. The following table summarizes certain information about the Offering proceeds therefrom (in thousands):

	Class S Shares	Class D Shares	Class I Shares	Class F-I Shares	Class A-I Shares	Class A-II Shares	Class A-III Shares	Total
Offering proceeds:
Shares sold	6	5	1,010	17,027	13,563	12,103	1,198	44,912
Gross offering proceeds	$122	$100	$21,067	$344,195	$280,057	$253,388	$25,324	$924,253
Selling commissions and dealer manager fees	(2)	(1)	—	—	—	—	—	(3)
Accrued stockholder servicing fees	—	—	—	—	—	—	—	—
Net offering proceeds	$120	$99	$21,067	$344,195	$280,057	$253,388	$25,324	$924,250

We primarily used the net proceeds of the Offering along with the unregistered sales towards the acquisition of $279.2 million in real estate, $814.2 million in commercial real estate loans, and $81.0 million in real estate-related securities.

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

During the three months ended December 31, 2024, we repurchased 100,885 Class F-I shares, 35,411 Class A-I shares, 151,835 Class A-II shares and 108,053 of Class A-III shares pursuant to our share repurchase plan for $8.3 million. We did not repurchase any Class S shares, Class D shares, Class I shares, Class F-S shares or Class F-D shares. The "Liquidity and Capital Resources" section within Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" details our sources of capital used to pay such repurchases.

Month of	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Repurchases as Percentage of NAV(1)	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs
October 2024	23,035	21.09	23,035	0.05%	—
November 2024	20,120	21.17	20,120	0.04%	—
December 2024	103,881	21.16	103,881	0.21%	—
Total	147,036	21.15	147,036	0.31%	—

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

Overview

Apollo Realty Income Solutions, Inc. ("ARIS", the "Company", "we", "us", "our") is a Maryland corporation formed on September 8, 2021. We were formed to invest primarily in a portfolio of diversified income-oriented commercial real estate in the United States. We are an externally advised, perpetual-life corporation that has elected to qualify as a REIT for U.S. federal income tax purposes beginning in our taxable year ended December 31, 2023. We were formed to directly and indirectly acquire real estate and real estate-related assets and, to a lesser extent, commercial real estate debt. Our investment objectives are to invest in assets that will enable us to:

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

There can be no assurance that we will achieve our investment objective, which is primarily to acquire a portfolio of diversified institutional quality, income-oriented commercial real estate located in the United States. This may include hotel, industrial, data centers, multifamily, retail and office assets, as well as others, including, without limitation, healthcare, student housing, life sciences, hospitality, senior living, manufactured housing and storage properties. Our real estate debt investments will focus on non-distressed public and private real estate debt, including, but not limited to, commercial mortgage-backed securities, commercial mortgage and mezzanine loans, and other forms of debt, and may also include preferred equity.

We have elected to be taxed as a REIT for U.S. federal income tax purposes beginning with our taxable year ended December 31, 2023. We plan to own all or substantially all of our assets through ARIS Operating Partnership L.P., a Delaware limited partnership, (the "Operating Partnership") of which we are the sole general partner.

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

We have registered with the SEC an offering of up to $5.0 billion in shares of common stock, consisting of up to $4.0 billion in shares in our primary offering and up to $1.0 billion in shares pursuant to our distribution reinvestment plan (the "Offering"). The share classes have different upfront selling commissions and ongoing stockholder servicing fees, as well as varying management and performance participation fees. See "Note 11 - Related Party Transactions" to our consolidated financial statements for additional information. As of December 22, 2022, we had satisfied the minimum offering requirement and our board of directors authorized the release of proceeds from escrow. We intend to continue selling shares in the Offering on a monthly basis.

As of March 21, 2025, we have issued in the Offering approximately 50,708,633 shares of common stock for total proceeds of approximately $1.0 billion. We have contributed the net proceeds from the Offering to the Operating Partnership in exchange for a corresponding number of Operating Partnership units.

2024 Highlights

Operating and Capital Raise Results:

•
We raised $488.2 million, inclusive of $6.0 million from our distribution reinvestment plan, of net proceeds in the Offering and $1.3 million of proceeds from private offerings during the year ended December 31, 2024.
•
Declared monthly net distributions totaling $43.1 million for the year ended December 31, 2024.
•
The details of our annualized distribution rates and total returns for share classes that had shares outstanding for the entire year ended December 31, 2024 are shown in the following table:

	Class S	Class D	Class I	Class F-I	Class A-I	Class A-III (1)
Annualized Distribution Rate(2)	4.3%	4.9%	5.2%	5.4%	5.3%	5.5%
Year-to-Date Total Return, without upfront selling commissions(3)(4)	N/A	N/A	N/A	7.1%	7.8%	N/A
Inception-to-Date Total Return, without upfront selling commissions(3)	5.8%	6.8%	6.5%	6.4%	8.0%	8.3%
Inception-to-Date Total Return, assuming maximum upfront selling commissions(3)	0.5%	0.6%	N/A	N/A	N/A	N/A

(1)
On November 4, 2024, all Class A-II shares were exchanged for Class A-III shares and there are no longer any outstanding Class A-II shares.
(2)
Reflects the distribution amount as of December 31, 2024 annualized and divided by the prior month's NAV, which is inclusive of all fees and expenses.
(3)
Total return is calculated as the change in NAV per share during the period, plus distributions per share (assuming distributions are reinvested in accordance with the our reinvestment plan) divided by the NAV per share at the beginning of the period. Inception-to-Date returns are annualized.
(4)
Year-To-Date Total Return is only presented for share classes that had shares outstanding for the entire year ended December 31, 2024

Investing and Financing Activity:

•
Acquired one industrial property and one multifamily property for a total cost of $107.4 million, inclusive of subsequent capital improvements.
•
Committed $662.5 million of capital to new commercial mortgage and mezzanine loans ($266.9 million was funded at closing), and provided $244.5 million of add-on fundings during the year ended December 31, 2024.
•
Purchased $55.5 million of real estate-related securities and received $8.1 million of repayments from real estate-related securities.
•
Actively utilized available capacity under our secured debt arrangements, obtaining $140.0 million of net proceeds from the Master Repurchase Agreement with JPMorgan Chase Bank, National Association ("JPM Repurchase Facility").
•
As of December 31, 2024 our leverage ratio was 0.2x. Our leverage ratio is calculated by dividing (i) the fair value of asset-specific and corporate level debt by (ii) Net Asset Value.

Current Portfolio

•
Our current portfolio as of December 31, 2024 consisted of investments in real estate debt (approximately 75% based on fair value) and investments in real estate (approximately 25%).
•
Our investments in real estate debt as of December 31, 2024 consisted of floating-rate commercial mortgage loans (79% of fair value), fixed-rate mezzanine loans (13%) and real estate-related securities (8%). The collateral for our commercial mortgage loans and mezzanine loans consisted primarily of Multifamily (43%), Data Centers (18%), Hotel (15%) and Industrial (12%) property types and were concentrated in the Northeast (37%), West (25%) and Mid-Atlantic (25%) regions.
•
Our 5 properties as of December 31, 2024 consisted of Industrial (63% of fair value), Retail (20%) and Multifamily (17%) property types and were concentrated in the Southeast (58%) and Midwest (42%) regions.

NAV History

We began determining NAV per share on a monthly basis in December 2022. Set forth below is additional historical information regarding our NAV per share since December 22, 2022, the date upon which we commenced operations.

(1)
Please see Item 5. "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" for additional information concerning the methodology used to determine, and the limitations of, NAV per share.
(2)
Represents our historical total NAV per share, as of the respective dates.

Portfolio

Portfolio Summary

The following chart allocates our investments in real estate and real estate debt based on fair value as of December 31, 2024:

Investment Allocation

Real estate
25%
Real estate debt
75%

The following charts further describe the diversification of our investments in real estate and real estate debt based on fair value as of December 31, 2024(1)(2).

Property Type

Retail
5%
Life Sciences
2%
Other
3%
Self-Storage
4%
Industrial
25%
Hotel
11%
Data
Center
13%
Multifamily
37%

Geography

Southwest
7%
Mid-Atlantic
11%
West
19%
Northeast
27%
Southeast
18%
Midwest
18%

(1)
Excludes fair value of real estate-related securities.
(2)
Includes properties secured by real estate debt investments.

Investments in Real Estate

As of December 31, 2024, we owned five real estate properties which are summarized in the below table ($ in thousands):

December 31, 2024
Property Type	Number of Properties	Square Feet (in thousands)	Occupancy Rate(1)	Gross Asset Value (2)	Average Effective Annual Base Rent per Leased Square Foot/Units (3)
Industrial	3	1,720	100%	$180,400	$5.89
Retail	1	118	100%	$58,200	$30.06
Multifamily	1	193	89%	$49,800	$21,673
		2,031		$288,400

(1)
For our industrial and retail investments, occupancy rate is defined as all leased square footage divided by the total available square footage as of December 31, 2024. For our multifamily investment, occupancy is defined as the percentage of actual rent divided by gross potential rent (defined as actual rent for occupied units and market rent for vacant units) for the three months ended December 31, 2024.
(2)
Based on fair value as of December 31, 2024.
(3)
For our industrial and retail properties, average effective annual base rent per leased square foot represents the annualized base rent per leased square foot for the year ended December 31, 2024. The average effective annual base rent includes the effects of rent concessions and abatements and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization. For our multifamily property, average effective annual base rent per leased unit represents the annualized base rent per leased unit for the year ended December 31, 2024. The average effective annual base rent includes the effects of rent concessions and abatements and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization.

The following table provides information regarding our portfolio of real estate properties as of December 31, 2024 ($ in thousands):

	December 31, 2024
Investment	Number of Properties	Property Type	Location	Acquisition Date	Square Feet (in thousands)	Occupancy Rate(1)	Gross Asset Value (2)
Rickenbacker	1	Industrial	Columbus, Ohio	January 2023	165	100%	$53,200
16000 Pines	1	Retail	Pembroke Pines, Florida	August 2023	118	100%	$58,200
Hallmark	1	Industrial	Liberty, Missouri	October 2023	847	100%	$68,100
The Beckett	1	Multifamily	Charleston, South Carolina	May 2024	193	89%	$49,800
PepsiCo / Quaker Distribution Center	1	Industrial	Byhalia, Mississippi	May 2024	708	100%	$59,100
Total investments in real estate:					2,031		$288,400

(1)
For our industrial and retail investments, occupancy is defined as all leased square footage divided by the total available square footage as of December 31, 2024. For our multifamily investment, occupancy is defined as the percentage of actual rent divided by gross potential rent (defined as actual rent for occupied units and market rent for vacant units) for the three months ended December 31, 2024.
(2)
Based on fair value as of December 31, 2024.

Lease Expirations

The following schedule details the expiring leases at our industrial and retail properties by annualized base rent as of December 31, 2024 ($ and square feet in thousands). The table below excludes our multifamily property as substantially all leases at such property expire within 12 months.

Year	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring	Square Feet	% of Total Square Feet Expiring
2026	-	$-	0%	-	0%
2027	-	-	0%	-	0%
2028	1	133	1%	2	0%
2029	2	295	2%	10	1%
2030	-	-	-	-	-
2031	3	4,105	28%	719	39%
2032	6	541	4%	11	1%
2033	5	4,711	32%	856	47%
2034	1	450	3%	25	1%
2035	2	323	2%	5	0%
Thereafter	3	4,127	28%	210	11%
Total	23	$14,685	100%	1,838	100%

(1)
Annualized base rent is determined from the annualized base rent per leased square foot as of December 31, 2024 and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization.

Investments in Real Estate Debt

The following table summarizes our investments in real estate debt as of December 31, 2024 ($ in thousands):

___________

	December 31, 2024
Type of Investment in Real Estate Debt	Number of Positions	Weighted Average Coupon (1)	Weighted Average Maturity Date (2)	Face Amount	Cost Basis	Fair Value
Commercial mortgage loan	21	7.9%	May 2028	$701,742	$701,720	$701,566
Mezzanine loan	2	10.6%	April 2028	112,500	112,500	112,500
Real estate-related securities (3)	29	6.0%	April 2038	73,035	72,794	73,120
Total investments in real estate debt:	52	8.1%	March 2029	$887,277	$887,014	$887,186

(1)
Based on applicable benchmark rates as of December 31, 2024.
(2)
Weighted average maturity date is based on fully extended maturity.
(3)
Our real estate-related securities consist of floating-rate CMBS.

The following table summarizes our investments in commercial real estate loans as of December 31, 2024 ($ in thousands):

Commercial Real Estate Loan Portfolio
		December 31, 2024
#	Type	Property Type	Geography	Coupon(1)	Maturity Date(2)	Commitment	Cost Basis	Fair Value
1	First Mortgage	Data Center	Southwest	6.8%	January 2030	$125,000	$25,091	$25,091
2	First Mortgage	Data Center	Mid-Atlantic	8.2%	April 2029	$85,000	$40,691	$40,691
3	First Mortgage	Multifamily	Northeast	8.1%	October 2025	$75,000	$68,173	$68,194
4	First Mortgage	Data Center	Mid-Atlantic	8.7%	September 2030	$75,000	$18,420	$18,420
5	First Mortgage	Multifamily	Northeast	8.6%	July 2028	$65,000	$31,473	$31,473
6	First Mortgage	Data Center	Mid-Atlantic	7.8%	July 2029	$65,000	$10,846	$10,846
7	Mezzanine	Multifamily	Various	11.0%	July 2029	$62,500	$62,500	$62,500
8	First Mortgage	Multifamily	West	7.3%	February 2029	$60,000	$60,000	$60,000
9	Mezzanine	Industrial	Various	10.0%	September 2026	$50,000	$50,000	$50,000
10	First Mortgage	Multifamily	Northeast	7.3%	January 2029	$50,000	$50,000	$50,000
11	First Mortgage	Industrial	Northeast	7.8%	March 2028	$50,000	$49,761	$49,761
12	First Mortgage	Data Center	Mid-Atlantic	8.5%	June 2028	$50,000	$48,787	$48,787
13	First Mortgage	Hotel	West	8.1%	February 2029	$50,000	$45,512	$45,512
14	First Mortgage	Self-Storage	Various	7.6%	December 2028	$50,000	$40,700	$40,700
15	First Mortgage	Multifamily	Southeast	8.6%	December 2028	$50,000	$6,415	$6,415
16	First Mortgage	Multifamily	Southwest	7.3%	July 2029	$35,000	$31,130	$31,130
17	First Mortgage	Multifamily	Northeast	8.1%	January 2025	$26,000	$26,000	$26,000
18	First Mortgage	Hotel	Various	8.5%	August 2026	$25,000	$25,000	$25,000
19	First Mortgage	Hotel	Northeast	7.9%	November 2027	$25,000	$25,000	$25,000
20	First Mortgage	Hotel	Various	8.1%	July 2028	$25,000	$24,023	$23,848
21	First Mortgage	Life Sciences	Northeast	7.6%	August 2029	$25,000	$20,941	$20,941
22	First Mortgage	Multifamily	Midwest	8.6%	December 2028	$25,000	$17,497	$17,497
23	First Mortgage	Other (3)	West	8.3%	September 2028	$100,000	$36,260	$36,260
		Total W/A		8.3%	May 2028	$1,248,500	$814,220	$814,066

____________

(1)
Based on applicable benchmark rates as of December 31, 2024.
(2)
Weighted average maturity date is based on fully extended maturity.
(3)
Other property types represent production studios.

Results of Operations

The following table sets forth information regarding our consolidated results of operations for the years ended December 31, 2024 and December 31, 2023 ($ in thousands):

	Year Ended December 31,		Change
	2024	2023	$
Revenues
Rental revenue	$21,657	$6,912	$14,745
Total revenues	21,657	6,912	14,745
Expenses
Rental property operating	$4,960	$834	$4,126
General and administrative	6,197	5,380	817
Management fee	7,832	3,440	4,392
Performance participation allocation	443	562	(119)
Depreciation and amortization	8,996	2,544	6,452
Total expenses	$28,428	$12,760	$15,668
Other income
Income from investments in real estate debt	62,094	17,490	44,604
Other income	5,558	6,241	(683)
Interest expense	(10,372)	(554)	(9,818)
Total other income	57,280	23,177	34,103
Net income	$50,509	$17,329	$33,180

For a comparison and discussion of our results of operations and other operating and financial data for the fiscal years ended December 31, 2023 and 2022, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our annual report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 11, 2024.

Rental Revenue

Rental revenue primarily consists of base rent arising from tenant leases at our properties. Rental revenue is recognized on a straight-line basis over the life of the lease. The $14.7 million increase in rental revenue was due to a full year of operations for properties acquired during the year ended December 31, 2023 and the acquisition of two additional properties during the year ended December 31, 2024.

Rental Property Operating Expenses

Rental property operating expenses consist of the costs of ownership and operation of our real estate investments. Examples of rental property operating expenses include real estate taxes, insurance, utilities and repair and maintenance expenses. The $4.1 million increase in rental property operating expenses was due to full year of operations for properties acquired during the year ended December 31, 2023 and the acquisition of two additional properties during the year ended December 31, 2024.

General and Administrative Expenses

General and administrative expenses consist primarily of legal fees, accounting fees and fees for other professional services. The $0.8 million increase in general and administrative expenses was due to an increase in transaction activity.

Management Fee

Management fees are earned by the Adviser for providing services pursuant to the Advisory Agreement and are based on the month end NAV for the respective share classes. The $4.4 million increase in management fees was due to the increase in our average NAV from December 31, 2023 to December 31, 2024 which was primarily driven by our capital raise activity and appreciation from our investments.

Performance Participation Allocation

The performance participation allocation relates to allocations from the Operating Partnership to the Special Limited Partner based on the total return of the Operating Partnership. Total return is defined as distributions paid or accrued plus the change in aggregate NAV since the beginning of the year, before giving effect to (x) changes resulting solely from the proceeds of issuances of additional Operating Partnership units, (y) any allocation or accrual to the performance participation interest and (z) applicable stockholder servicing fee expenses allocable to such Operating Partnership units. In April 2024, approximately 5.2 million Class F-I shares, which are subject to the performance participation allocation, were exchanged for approximately 5.2 million Class A-I shares, which are not subject to the performance participation allocation, driving the $0.1 million decrease in the performance participation allocation as compared to the year ended December 31, 2023.

Depreciation and Amortization

Depreciation and amortization expenses are impacted by the values assigned to buildings and in-place lease assets as part of the initial purchase price allocation. The $6.5 million increase in depreciation and amortization expenses was due to full year of operations for properties acquired during the year ended December 31, 2023 and the acquisition of two additional properties during December 31, 2024.

Income from Investments in Real Estate Debt

Income from investments in real estate debt consists of interest income, fees revenue, realized gains and losses and unrealized gains and losses resulting from the changes in fair value of our investments in real estate debt. The $44.6 million increase in income from investments in real estate debt is due to originations, acquisitions and add-on fundings over the last twelve months resulting in higher interest income and origination fees. As of December 31, 2024, we owned 52 positions in commercial mortgage loans, mezzanine loans and real estate-related securities, compared to 26 positions as of December 31, 2023, and the balance of our investments in real estate debt, at fair value increased from $328.2 million to $887.2 million during the same time period.

Other Income

Other income primarily consists of interest earned on our cash and cash equivalents balance. The $0.7 million decrease in other income was driven by lower average cash balances during the year ended December 31, 2024 as compared to the year ended December 31, 2023.

Interest Expense

Interest expense consists of interest expense and amortization of deferred financing costs related to our mortgage note and secured debt arrangements. The $9.8 million increase in interest expense was driven by $140.0 million of net borrowings related to our secured debt arrangements and a full year of interest expense related to our mortgage note during the year ended December 31, 2024. During the year ended December 31, 2023, we incurred approximately two months of interest expense related to our mortgage note and two months of deferred financing cost amortization related to both our mortgage note and secured debt arrangements.

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

The Adviser and its affiliates have advanced $8.0 million of organization and offering expenses and $7.3 million of general and administrative expenses on our behalf through December 22, 2023. We began reimbursing the Adviser and its affiliates for all such advanced expenses ratably over a 60 month period beginning on December 22, 2024.

As of December 31, 2024, our liquidity comprised of $82.3 million of unrestricted cash and cash equivalents and $110.0 million of undrawn capacity on our secured debt arrangements. We also generate incremental liquidity through our operating cash flows, which were $66.1 million for the year ended December 31, 2024. Additionally, we may create liquidity through the sale of our investments in real estate-related securities, which were classified as trading securities and carried at their estimated fair value of $73.1 million as of December 31, 2024. As of December 31, 2024, we remain low leveraged with a current leverage ratio of 0.2x, calculated as dividing (i) the fair value of asset-specific and corporate level debt by (ii) Net Asset Value.

Over time, we generally intend to fund our cash needs for items other than asset acquisitions from operations. We expect our cash needs for acquisitions will be funded primarily from the sale of shares of our common stock and through the assumption or incurrence of debt. During the year ended December 31, 2024, we received $483.5 million of proceeds from the sale of share of common stock, including proceeds from our private offering, and repurchased $6.1 million of shares of common stock under our share repurchase plan.

Potential sources of liquidity include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets, equity issuances by the Operating Partnership or the sale of beneficial interests in specific Delaware statutory trusts holding real properties, including properties placed by the Operating Partnership or affiliates of Apollo. As of December 31, 2024, we held approximately $747.7 million of unencumbered assets at fair value outside of trading securities mentioned in the preceding paragraph, consisting of investments in real estate, as well as commercial mortgage and mezzanine loans.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents ($ in thousands):

	Year Ended December 31,
	2024	2023
Cash flows provided by operating activities	$66,111	$25,587
Cash flows used in investing activities	(666,097)	(494,723)
Cash flows provided by financing activities	587,186	432,752
Net decrease in cash and cash equivalents	$(12,800)	$(36,384)

Cash flows provided by operating activities increased by approximately $40.5 million during the year ended December 31, 2024 compared to the year ended December 31, 2023 due to increased cash flows from income related to our investments in real estate and real estate debt.

Cash flows used in investing activities increased by approximately $171.4 million during the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was primarily due to an increase of $239.0 million in origination and funding activity related to investments in commercial mortgage and mezzanine loans and real estate-related securities. This was offset by a net decrease of $59.6 million in acquisitions and capital improvements of real estate and an increase of $8.0 million of repayments from real estate-related securities.

Cash flows from financing activities increased by approximately $154.4 million during the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was primarily due to $140.0 million of net proceeds from secured debt arrangements and a net increase of $78.0 million in proceeds from the issuance of our common stock. This was offset by a decrease of $36.0 million in proceeds from mortgage notes, an increase of $21.2 million in cash distributions, an increase of $6.0 million in share repurchases and an increase in offering costs paid of $1.2 million.

Critical Accounting Policies

Our financial statements are prepared in accordance with GAAP, which involves significant judgment and assumptions that require estimates about matters that are inherently uncertain. These judgments will affect our reported amounts of assets and liabilities, as well as reported revenues and expenses. Using different estimates or assumptions could result in reporting materially different amounts in our consolidated financial statements. The following is a summary of our significant accounting policies that we believe are the most affected by our judgments, estimates and assumptions. Refer to Note 2 - Summary of Significant Accounting Policies for further descriptions of the below accounting policies.

Investments in Real Estate

In accordance with the guidance for business combinations, we determine whether the acquisition of a property, including the assets acquired and liabilities assumed, qualifies as a business combination. If the property acquired does not qualify as a business combination, we account for the transaction as an asset acquisition. We evaluate each real estate acquisition to determine whether the integrated set of acquired assets and activities meets the definition of a business.

Upon acquisition of a property, we assess the fair value of the acquired tangible and intangible assets (including land, buildings, tenant improvements, “above-market” and “below-market” leases, acquired in-place leases, other identified intangible assets and assumed liabilities) and we allocate the purchase price to the acquired assets and assumed liabilities. The most significant portion of the allocation is typically to building and land and requires the use of market based estimates and assumptions. We assess fair value based on estimated cash flow projections that utilize discount and/or capitalization rates that we deem appropriate, as well as other available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known and anticipated market trends and other economic conditions.

We also consider an allocation of the purchase price of other acquired intangibles, including acquired in-place leases that may have a customer relationship intangible value, including (but not limited to) the nature and extent of the existing relationship with the tenants, the tenants’ credit quality and expectation of lease renewals. Acquired above- and below-market lease values are recorded at their fair values (using a discount rate that reflects the risks associated with the lease acquired) equal to the difference between the contractual amounts to be paid pursuant to the in-place leases and our estimate of fair market value lease rates for the corresponding in-place leases. For above-market leases, the difference is measured over the remaining term of the respective lease. For below-market leases, the difference is measured over the initial term of the respective lease plus the term of any below-market fixed rate renewal options. Other intangible assets acquired include amounts for in-place lease values that are based on our evaluation of the specific characteristics of each tenant’s lease. Factors to be considered include estimates of carrying costs during hypothetical expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses as well as estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, we consider leasing commissions, legal and other related expenses.

Impairment of Long-Lived Assets

We review our real estate properties for impairment each quarter or when there is an event or change in circumstances that indicates the carrying amount of an asset may not be recoverable. If the carrying amount of the real estate investment is no longer recoverable and exceeds the fair value of such investment, an impairment loss is recognized. The impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. The fair value of our properties is based on anticipated future cash flows that are highly subjective and based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. Our real estate properties are typically “long-lived assets to be held and used,” and thus we consider their cash flows on an undiscounted basis to determine whether such assets have been impaired. Accordingly, our strategy of holding properties over the long term directly decreases the likelihood of recording an impairment loss. If our strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized, and such loss could be material to our results. If we determine that an impairment has occurred, the affected assets must be reduced to their fair value.

Under the methodology described above, we evaluated our entire portfolio of real estate properties, as of December 31, 2024 and 2023, for any impairment indicators. We did not record any impairment losses for the year ended December 31, 2024 or December 31, 2023.

Investments in Real Estate Debt

Our investments in real estate debt consist of commercial mortgage and mezzanine loans secured by real estate and real estate-related securities. We have elected the fair value option for our commercial mortgage and mezzanine loans secured by real estate. Additionally, we classify our real estate-related securities as trading securities; therefore, we carry such securities at fair value. Investments with reliable readily available actively quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

Our commercial mortgage and mezzanine loans generally have no reliable readily available market quotations and thus determining their fair value requires significant judgment, assumptions and estimates. To determine their fair value, we utilize a third-party valuation agent to review certain of the following: (i) market yield data, (ii) discounted cash flow modeling, (iii) collateral asset performance, (iv) local or macro real estate performance, (v) capital market conditions, (vi) debt yield or loan-to-value ratios, and (vii) borrower financial condition and performance. We classify these investments as Level 3 within the valuation hierarchy. Judgments in determining the fair value of our Level 3 investments are more significant than those used in the fair value of Level 1 or Level 2 investments due to the inherent uncertainty of the estimates and judgments used. These values may materially differ from the values that would have been used had a ready market for these investments existed. External factors may cause these values to increase or decrease over time, impacting the value of our investments and therefore our income from investments in real estate debt.

The fair value of our real estate-related securities is generally determined by third-party pricing service providers or broker-dealer quotes, reported trades or valuation estimates from their internal pricing models to determine the reported price. The pricing service providers for such securities generally consider the attributes applicable to a particular class of security (e.g., credit rating, seniority), current market data, and estimated cash flows for each class, which incorporate deal collateral performance such as prepayment speeds and default rates, as available. These investments are classified as Level 2 within the valuation hierarchy.

Recent Accounting Pronouncements

See Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements in this annual report on Form 10-K for a discussion concerning recent accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our investments in real estate debt and secured debt arrangements are primarily floating-rate and indexed to Secured Overnight Financing Rate ("SOFR"), thereby exposing us to interest rate risk resulting in increases or decreases to net income depending on interest rate movements. As of December 31, 2024, we held $887.2 million of investments in real estate debt, including real estate debt securities, and had outstanding borrowings of $140.0 million on our secured debt arrangements. While we cannot predict factors that may or may not affect interest rates, a 50 bps increase or decrease in SOFR would have resulted in an increase or decrease to income from investments in real estate debt of $2.4 million and an increase or decrease to interest expense of $0.3 million for the year ended December 31, 2024.

We may be exposed to interest rate changes primarily as a result of long-term debt we may use to fund capital expenditures, repurchase shares of our common stock and expand our investment portfolio and operations. Market fluctuations in real estate financing may affect the availability and cost of funds needed to expand our investment portfolio. In addition, restrictions upon the availability of real estate financing or high interest rates for real estate loans could adversely affect our ability to dispose of real estate in the future. We will seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets.

Credit Risk

We are subject to varying degrees of credit risk in connection with our target assets. We seek to mitigate this risk by seeking to acquire high quality assets, at appropriate prices given anticipated and unanticipated losses, and by deploying a value-driven approach to underwriting and diligence, consistent with the Adviser’s historical investment strategy, with a focus on current cash flows and potential risks to cash flow. The Adviser seeks to enhance its due diligence and underwriting efforts by accessing the Adviser’s knowledge base and industry contacts. Nevertheless, unanticipated credit losses could occur, which could adversely impact our operating results.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of

Apollo Realty Income Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Apollo Realty Income Solutions, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in equity, and cash flows, for each of the two years in the period ended December 31, 2024, and for the period from February 18, 2022 (date of initial capitalization) to December 31, 2022, and the related notes and the schedules listed in the Index at Item 8 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, and for the period from February 18, 2022 (date of initial capitalization) to December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

March 21, 2025

We have served as the Company's auditor since 2022.

Apollo Realty Income Solutions, Inc.

Consolidated Balance Sheets

(in thousands - except share data)

	December 31, 2024	December 31, 2023
Assets
Investments in real estate, net	$245,667	$154,513
Investments in real estate debt, at fair value	887,186	328,189
Cash and cash equivalents	82,312	95,205
Restricted cash	93	—
Other assets	42,346	31,764
Total assets(1)	$1,257,604	$609,671
Liabilities and Equity
Secured debt arrangements, net	$138,920	$—
Mortgage notes, net	35,675	35,591
Other liabilities	21,318	$14,406
Due to affiliates	16,531	$15,831
Total liabilities(1)	212,444	65,828
Commitments and contingencies (See Note 16)
Redeemable non-controlling interest	2,817	967
Equity
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized at December 31, 2024 and December 31, 2023, and none issued and outstanding	—	—
Common stock, $0.01 par value per share (See Note 14 - Equity)	453	220
Additional paid-in capital	924,645	438,432
Retained earnings (accumulated deficit)	8,955	2,681
Total stockholders' equity	934,053	441,333
Non-controlling interest attributable to the Operating Partnership	108,165	101,543
Non-controlling interest attributable to preferred stockholders	125	—
Total equity	1,042,343	542,876
Total liabilities and equity	$1,257,604	$609,671

_________________

(1)
Represents the consolidated assets and liabilities of ARIS Operating Partnership L.P., a Delaware limited partnership (the "Operating Partnership"). The Operating Partnership is a consolidated variable interest entity ("VIE"), of which the Company is the sole general partner and owns approximately 89% and 81% as of December 31, 2024 and December 31, 2023, respectively. See "Note 2 - Summary of Significant Accounting Policies" for additional information.

See accompanying notes to consolidated financial statements.

Apollo Realty Income Solutions, Inc.

Consolidated Statement of Operations

(in thousands - except share and per share data)

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023	For the Period February 18, 2022 (date of initial capitalization) through December 31, 2022
Revenues
Rental revenue	$21,657	$6,912	$—
Total revenues	21,657	6,912	—
Expenses
Rental property operating	$4,960	$834	$—
General and administrative	6,197	5,380	1,678
Organization expenses	—	—	1,487
Management fee	7,832	3,440	—
Performance participation allocation	443	562	—
Depreciation and amortization	8,996	2,544	—
Total expenses	$28,428	$12,760	$3,165
Other income
Income from investments in real estate debt	62,094	17,490	—
Other income	5,558	6,241	114
Interest expense	(10,372)	(554)	—
Total other income	57,280	23,177	114
Net income (loss)	$50,509	$17,329	$(3,051)
Net income (loss) attributable to non-controlling interests in the Operating Partnership	$6,928	$4,570	$(2,236)
Net income (loss) attributable to preferred stockholders	14	—	—
Net income (loss) attributable to ARIS stockholders	$43,567	$12,759	$(815)
Net income (loss) per share of common stock, basic and diluted	$1.29	$1.08	$(12.13)
Weighted-average shares of common stock outstanding, basic and diluted	33,761,427	11,850,738	67,216

See accompanying notes to consolidated financial statements.

Apollo Realty Income Solutions, Inc.

Consolidated Statement of Changes in Equity

(in thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity	Non-Controlling Interest	Total Equity	Redeemable non-controlling interest
Balance at February 18, 2022 (Date of Initial Capitalization)	10	$—	$200	$—	$200	$—	$200	$—
Common stock issued	1,814	18	36,257	—	36,275	—	36,275	—
Offering costs	—	—	(5,090)	—	(5,090)	(43)	(5,133)	—
Net loss	—	—	—	(815)	(815)	(2,236)	(3,051)	—
Contributions from non-controlling interests	—	—	—	—	—	100,000	100,000	—
Balance at December 31, 2022	1,824	$18	$31,367	$(815)	$30,570	$97,721	$128,291	$—
Common stock issued	20,133	202	407,406	—	407,608	—	407,608	—
Offering costs	—	—	(1,323)	—	(1,323)	—	(1,323)	—
Distribution reinvestments	52	—	1,058	—	1,058	2,494	3,552	—
Amortization of restricted stock grants	—	—	75	—	75	—	75	—
Share class transfer	(59)	—	—	—	—	—	—	—
Repurchase of common stock	(7)	—	(151)	—	(151)	—	(151)	—
Net income ($13 allocated to redeemable non-controlling interest)	—	—	—	12,760	12,760	4,569	17,329	—
Contributions from non-controlling interest	—	—	—	—	—	932	932	—
Transfer to redeemable non-controlling interests	—	—	—	—	—	(967)	(967)	967
Distributions to non-controlling interest	—	—	—	—	—	(3,206)	(3,206)	—
Distributions declared on common stock	—	—	—	(9,264)	(9,264)	—	(9,264)	—
Balance at December 31, 2023	21,943	$220	$438,432	$2,681	$441,333	$101,543	$542,876	$967
Common stock issued	23,429	234	489,671	—	489,905	—	489,905	1,669
Preferred equity issued	—	—	—	—	—	125	125	—
Amortization of restricted stock grants	—	—	100	—	100	—	100	—
Offering costs	—	—	(1,512)	—	(1,512)	—	(1,512)	—
Distribution reinvestments	298	3	6,284	—	6,287	5,548	11,835	125
Net income	—	—	—	43,567	43,567	6,785	50,352	157
Share class transfer	(62)	—	—	—	—	—	—	—
Repurchase of common stock	(396)	(4)	(8,295)	—	(8,299)	—	(8,299)	—
Distributions to non-controlling interests in the Operating Partnership	—	—	—	—	—	(5,697)	(5,697)	(136)
Distributions to non-controlling preferred stockholders	—	—	—	—	—	(14)	(14)	—
Distributions declared on common stock	—	—	—	(37,293)	(37,293)	—	(37,293)	—
Allocation to redeemable non-controlling interest	—	—	(35)	—	(35)	—	(35)	35
Balance at December 31, 2024	45,212	$453	$924,645	$8,955	$934,053	$108,290	$1,042,343	$2,817

See accompanying notes to consolidated financial statements.

Apollo Realty Income Solutions, Inc.

Consolidated Statement of Cash Flows

(in thousands)

	For the year ended December 31, 2024	For the year ended December 31, 2023	For the Period February 18, 2022 (date of initial capitalization) through December 31, 2022
Cash flows from operating activities
Net income	$50,509	$17,329	$(3,051)
Adjustments to reconcile net income to net cash provided by operating activities:
Management fee	7,832	3,440	—
Performance participation allocation	443	562	—
Depreciation and amortization	8,996	2,544	—
Straight line rent amortization	(2,172)	(1,425)	—
Above- and below- market lease amortization, net	(667)	(209)	—
Amortization of discount/premium	(178)	(210)	—
Amortization of deferred financing costs	997	161	—
Amortization of restricted stock awards	100	75	—
Unrealized (gain)/loss on fair value of investments in real estate debt	35	(207)	—
Realized gain on repayments of real estate-related securities	(136)	(3)	—
Changes in assets and liabilities:
Other assets	(2,361)	(3,544)	—
Due to affiliates	406	5,198	3,165
Other liabilities	2,307	1,876	—
Net cash provided by operating activities	66,111	25,587	114
Cash flows from investing activities:
Acquisitions of real estate	(107,241)	(166,332)	(5,000)
Capital improvements to real estate	(137)	(621)	—
Origination and acquisition of commercial mortgage and mezzanine loans	(266,863)	(262,980)	—
Purchase of real estate-related securities	(55,478)	(25,419)	—
Add-on fundings of commercial mortgage loans	(244,511)	(39,488)	—
Repayments from real estate-related securities	8,133	117	—
Net cash used in investing activities	(666,097)	(494,723)	(5,000)
Cash flows from financing activities:
Borrowings from mortgage notes	—	36,000	—
Borrowings from secured debt arrangements	189,985	—	—
Repayments of secured debt arrangements	(50,000)	—	—
Payment of deferred financing costs	(920)	(1,627)	—
Proceeds from issuance of common stock	483,539	405,566	36,275
Proceeds from issuance of preferred equity	125	—	—
Contributions from non-controlling interests	—	—	100,000
Distributions paid	(28,207)	(7,018)	—
Distributions to non-controlling preferred stockholders	(14)	—	—
Repurchase of common stock	(6,101)	(151)	—
Offering costs paid	(1,221)	(18)	—
Net cash provided by financing activities	587,186	432,752	136,275
Net change in cash, cash equivalents and restricted cash	(12,800)	(36,384)	131,389
Cash, cash equivalents and restricted cash, beginning of period	95,205	131,589	200
Cash, cash equivalents and restricted cash, end of period	$82,405	$95,205	$131,589

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	82,312	95,205	—
Restricted cash	93	—	—
Total cash, cash equivalents and restricted cash	$82,405	$95,205	$—
Supplemental disclosure of cash flow information:
Cash paid for interest	$8,951	$—	$—
Non-cash investing and financing activities:
Accrued offering costs due to affiliate	$275	$1,305	$5,133
Accrued stockholder servicing fees due to affiliate	$14	$—	$—
Distribution reinvestments	$11,960	$3,552	$—
Distributions accrued and not paid	$4,859	$1,900	$—
Accrued repurchases of common stock	$2,198	$—	$—
Issuance of Class E shares for payment of management fee	$6,366	$2,042	$—
Transfer to redeemable non-controlling interests	$—	$779
Redeemable non-controlling interest issuance as Class E units for payment of management fee	$1,107	$176	$—
Redeemable non-controlling interest issuance as Class E units for payment of performance participation allocation	$562	$—	$—
Allocation to redeemable non-controlling interests	$35	$12	$—

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

The Company has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"), commencing with the taxable year ended December 31, 2023. To maintain its tax qualification as a REIT, the Company is required to distribute at least 90% of its taxable income, excluding net capital gains, to stockholders and meet certain other asset, income, and ownership tests.

As of December 31, 2024, the Company owned five properties, had 23 investments in commercial mortgage and mezzanine loans and held 29 positions in real estate-related securities. The Company currently operates in two reportable segments: Real Estate and Real Estate Debt. See "Note 17 - Segment Reporting" for additional information.

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

Non-controlling interests in the Operating Partnership represent Operating Partnership units that are held by third parties, including the Adviser, and Operating Partnership units issued to the Adviser under an advisory agreement by and among the Company, the Operating Partnership and the Adviser (as amended, restated or otherwise modified from time to time, the "Advisory Agreement"). Operating Partnership units may be redeemed for cash, or at the Company's option, for shares of common stock of the Company on a one-for-one basis, unless those units are held by the Adviser or Special Limited Partner, in which case such Operating Partnership units shall be redeemed for shares of common stock of the Company or cash, at the holder's election. Since the number of shares of common stock outstanding is equal to the number of Operating Partnership units owned by the Company, the redemption value of each common unit of the Operating Partnership is equal to the market value of each share of common stock and distributions paid to each unitholder of the Operating Partnership is equivalent to dividends paid to common stockholders, per respective share class.

Cash and Cash Equivalents

Cash and cash equivalents represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. As of December 31, 2024 and December 31, 2023, the Company held $82.3 million and $95.2 million of cash and cash equivalents, respectively.

Restricted Cash

Restricted cash represents cash held in a deposit account controlled by a third party and tenant security deposits. As of December 31, 2024 the company held $93 thousand in restricted cash. The Company did not have any restricted cash as of December 31, 2023.

Fair Value Measurements

Under normal market conditions, the fair value of an investment is the amount that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date (i.e., the exit price). The Company uses a hierarchical framework that prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment, and the state of the marketplace, including the existence and transparency of transactions between market participants. Investments with reliable readily available actively quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

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

As of December 31, 2024, the Company's investments in real estate debt consisted of commercial mortgage and mezzanine loans secured by real estate assets and real estate-related securities. The Company has elected the fair value option ("FVO") for investments in commercial mortgage and mezzanine loans secured by real estate assets as the Company believes fair value provides a more accurate depiction of the value of these assets. During the year ended December 31, 2024, real estate-related securities met the criteria to be classified as trading securities under ASC 320, "Investments" and accordingly, the Company carries such securities at fair value. The Company generally determines the fair value of its investments in real estate debt by utilizing third-party pricing service providers whenever available.

The Company's investments in commercial mortgage loans are unlikely to have reliable readily available market quotations. In such cases, the Company will generally determine the initial value based on the acquisition price of such investment if acquired by the Company or the par value of such investment if originated by the Company. Following the initial measurement, the Company will determine fair value by utilizing or reviewing certain of the following (i) market yield data, (ii) discounted cash flow modeling, (iii) collateral asset performance, (iv) local or macro real estate performance, (v) capital market conditions, (vi) debt yield or loan-to-value ratios, and (vii) borrower financial condition and performance. The inputs used in determining the fair value of the Company's investments in commercial mortgage loans are considered Level 3.

The fair value of real estate-related securities may be determined by using third-party pricing service providers or broker-dealer quotes, reported trades or valuation estimates from their internal pricing models to determine the reported price. The inputs used in determining the fair value of the Company's investments in real estate-related securities are considered Level 2.

The following table details the Company's assets measured at fair value on a recurring basis ($ in thousands):

	December 31, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in real estate debt	$—	$73,120	$814,066	$887,186	$—	$25,321	$302,868	$328,189
Total	$—	$73,120	$814,066	$887,186	$—	$25,321	$302,868	$328,189

The following table details the Company's assets measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

Investments in Real Estate Debt
Balance as of December 31, 2022	—
Originations, acquisitions, and add on fundings	302,668
Amortization of discount/premium	—
Included in net income:
Unrealized gain/(loss) from investments in real estate debt	200
Balance as of December 31, 2023	302,868

Originations, acquisitions, and add on fundings	511,374
Amortization of discount/premium	178
Included in net income:
Unrealized gain/(loss) from investments in real estate debt	(354)
Balance as of December 31, 2024	814,066

The following table contains the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy ($ in thousands):

	December 31, 2024
	Fair Value	Valuation Technique	Unobservable Inputs	Rate Range	Weighted Average	Impact to Valuation from an Increase in Input
Assets:
Investments in real estate debt	$814,066	Discounted cash flow	Discount rate	6.50% - 12.13%	8.2%	Decrease

	December 31, 2023
	Fair Value	Valuation Technique	Unobservable Inputs	Rate Range	Weighted Average	Impact to Valuation from an Increase in Input
Assets:
Investments in real estate debt	$302,868	Discounted cash flow	Discount rate	8.41% - 10.00%	9.2%	Decrease

Valuation of liabilities not measured at fair value

As of December 31, 2024 and December 31, 2023, the fair value of the Company's secured debt arrangements and mortgage note was $176.0 million and $36.0 million, respectively, which approximated carrying value. The fair value of the Company's indebtedness is estimated by modeling the cash flows required by the Company's debt arrangements and mortgages and discounting them back to the present value using an appropriate discount rate. Additionally, the Company considers current market rate and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company's indebtedness are considered Level 3.

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

Significant improvements to properties are capitalized, whereas, repairs and maintenance expenses at the Company's properties are expensed as incurred and included in rental property operating expense on the Company's consolidated statements of operations. When an asset is sold, the cost and related accumulated depreciation are removed from the accounts with the resulting gain or loss reflected in the Company's results of operations for the period.

Real estate assets are evaluated for impairment on a quarterly basis. The Company will consider the following factors when performing its impairment analysis: (1) management, having the authority to approve the action, commits to a plan to sell the asset; (2) significant negative industry and economic outlook or trends; (3) expected material costs necessary to extend the life or operate the real estate asset; and (4) its ability to hold and dispose of the real estate asset in the ordinary course of business. A real estate asset is considered impaired when the sum of estimated future undiscounted cash flows to be generated by the real estate asset over the estimated remaining holding period is less than the carrying value of such real estate asset. An impairment charge is recorded equal to the excess of the carrying value of the real estate asset over the fair value. When determining the fair value of a real estate asset, the Company makes certain assumptions including, but not limited to, consideration of projected operating cash flows, comparable selling prices and projected cash flows from the eventual disposition of the real estate asset based upon its estimate of a capitalization rate and discount rate. As of December 31, 2024, the Company had not recorded any impairments on its investments in real estate.

Investments in Real Estate Debt

The Company's investments in real estate debt consist of commercial mortgage and mezzanine loans secured by real estate and real estate-related securities. The Company has elected the FVO for its commercial mortgage and mezzanine loans secured by real estate. During the year ended December 31, 2024, real-estate related securities met the criteria to be classified as trading securities under ASC 320, "Investments". Trading securities are recognized on a trade date basis and are carried at fair value. The unrealized gain or loss associated with holding real estate debt investments at fair value are recorded as a component of income from investments in real estate debt on the Company's consolidated statement of operations. For the years ended December 31, 2024 and December 31, 2023, the Company recorded $35.1 thousand of unrealized loss and a $0.2 million of unrealized gain on its investments in real estate debt.

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

The Company evaluates the collectability of receivables related to rental revenue on an individual lease basis. Management exercises judgment in assessing collectability and considers the length of time a receivable has been outstanding, tenant creditworthiness, payment history, available information about the financial condition of the tenant, and current economic trends, among other factors. Tenant receivables that are deemed uncollectible are recognized as a reduction to rental revenue. Any future cash receipts on leases that are deemed uncollectible will be recorded as income on a cash basis.

Interest income from the Company's investments in real estate debt is recognized over the life of each investment using the effective interest method and is recorded on the accrual basis. Recognition of premiums and discounts associated with these investments is deferred and recorded over the term of the investment as an adjustment to yield. Upfront costs and other fees related to items for which the FVO is elected are recognized in earnings as incurred and are not deferred. Interest income, upfront costs and other fees are recorded as components of income from investments in real estate debt on the Company's consolidated statements of operations.

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

Income Taxes

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Code commencing with its taxable year ended December 31, 2023. As long as the Company qualifies for taxation as a REIT, it generally will not be subject to federal corporate income tax to the extent it distributes its taxable income to stockholders. REITs are also subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain federal, state and local taxes on its income and property, including taxes on any undistributed income.

The Company has formed a wholly owned subsidiary to function as a taxable REIT subsidiary ("TRS") and filed a TRS election, together with such subsidiary, with the Internal Revenue Service. In general, a TRS may perform additional services for the Company's tenants and generally may engage in any real estate or non-real estate-related business. The TRS is subject to income taxation at the federal, state and local levels, as applicable, at regular corporate tax rates. The tax returns filed by the Company and its TRS for tax years 2022 and 2023 remain subject to examination by taxing authorities.

Earnings per Share of Common Stock

Basic earnings per share of common stock is computed by dividing net income or loss for the period by the weighted average number of shares of common stock outstanding during the period.

The restricted stock grants of Class E shares held by the Company's directors are considered to be participating securities because they contain non-forfeitable rights to distributions. The impact of these restricted stock grants on basic and diluted earnings per common share ("EPS") has been calculated using the two-class method whereby earnings are allocated to the restricted stock grants based on dividends declared and the restricted stocks' participation rights in undistributed earnings. As of December 31, 2024 and December 31, 2023, the effects of the two-class method on basic and diluted EPS were not material to the Company's consolidated financial statements.

Organization and Offering Expenses

Organizational expenses are expensed as incurred on the Company's consolidated statement of operations, and offering costs are charged to equity as incurred on Company's consolidated statement of changes in stockholders' equity.

The Adviser and its affiliates advanced $8.0 million of organization and offering expenses on behalf of the Company (including legal, accounting, and other expenses attributable to the Company's organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) through December 22, 2023, and the Company reimburses the Adviser for all such advanced expenses ratably over the 60 month period beginning December 22, 2024. Any amount due to the Adviser but not paid is recorded as a component of due to affiliates on the Company's consolidated balance sheet.

Stockholder Servicing Fee

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

The following table details the selling commissions, dealer manager fees, and stockholder servicing fees for each applicable share class as of December 31, 2024:

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

The Dealer Manager has entered into agreements with selected dealers that agree to distribute the Company's shares in the Offering, which will provide, among other things, for the reallowance of the full amount of the selling commissions and stockholder servicing fees to such selected dealers. The Company will cease paying the stockholder servicing fee with respect to any Class S share, Class D share, Class F-S share, or Class F-D share held in a stockholder's account at the end of the month in which the total selling commissions, dealer manager fees and stockholder servicing fees paid with respect to such shares would exceed, in the aggregate, 8.75% of the gross proceeds from the sale of such share. There will not be a stockholder servicing fee, upfront selling commission or dealer manager fee with respect to Class I shares, Class F-I shares, Class A-I shares, Class A-II shares, and Class A-III shares. The Company will accrue the cost of the stockholder servicing fee as an offering cost at the time of each Class S share, Class D share, Class F-S share, and Class F-D share is sold during the primary offering. As of December 31, 2024, the Company had accrued $15 thousand of stockholder servicing fees related to Class S shares and Class D shares sold. Such fees are recorded as a component of due to affiliates on the Company's consolidated balance sheet. The Company did not have any accrued stockholder servicing fees as of December 31, 2023.

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

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" ("ASU 2023-07"). ASU 2023-07 intends to improve reportable segment disclosure requirements, enhance interim disclosure requirements and provide new segment disclosure requirements for entities with a single reportable segment. As of December 31, 2024, the Company has adopted ASU 2023-07. Adoption of the standard has not impacted our financial statements but has resulted in incremental disclosures, which are included within "Note 17 – Segment Reporting."

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

Note 3 - Investments in Real Estate

Investments in real estate, net consisted of the following ($ in thousands):

	December 31, 2024	December 31, 2023
Building and building improvements	$219,684	$132,792
Land and land improvements	29,244	22,707
Furniture, fixtures and equipment	1,094	—
Tenant improvements	2,513	621
Total	252,535	156,120
Accumulated depreciation	(6,868)	(1,607)
Investment in real estate, net	$245,667	$154,513

Acquisitions

During the year ended December 31, 2024, the Company acquired $107.2 million of real estate investments, which were comprised of one multifamily property and one industrial property.

During the year ended December 31, 2023, the Company acquired $171.3 million of real estate investments, which were comprised of two industrial properties and one retail property.

The following table provides further details of the properties acquired during the years ended December 31, 2024 and 2023 ($ in thousands):

	Location	Property Type	Acquisition Date	Purchase Price
Rickenbacker	Columbus, OH	Industrial	January 2023	$49,214
16000 Pines	Pembroke Pines, FL	Retail	August 2023	56,715
Hallmark	Liberty, MO	Industrial	October 2023	65,403
The Beckett	Charleston, SC	Multifamily	May 2024	49,402
PepsiCo / Quaker Distribution Center	Byhalia, MS	Industrial	May 2024	57,839
Total acquisitions				$278,573

The following table summarizes the purchase price allocation for the properties acquired during the years ended December 31, 2024 and 2023 ($ in thousands):

	December 31, 2024	December 31, 2023
Building and building improvements	$86,888	$132,792
Land and land improvements	6,404	22,707
In-place lease intangibles	9,950	26,363
Furniture, fixtures and equipment	1,094	—
Tenant improvements	1,892	—
Above-market lease intangibles	1,013	325
Below-market lease intangibles	—	(10,855)
Total purchase price	$107,241	$171,332

Intangible assets are recorded in other assets on the accompanying consolidated balance sheet. The intangibles of the properties are amortized over the remaining lease terms that they were derived from. As a result, the Company's intangibles have a weighted average amortization period of approximately 12 years. During the years ended December 31, 2024 and December 31, 2023, the Company did not recognize any impairment on its real estate investments.

Note 4 - Investments in Real Estate Debt

The following table details the Company's investments in real estate debt as of December 31, 2024 ($ in thousands):

	December 31, 2024
Type of Investment in Real Estate Debt	Number of Positions	Weighted Average Coupon (1)	Weighted Average Maturity Date (2)	Face Amount	Cost Basis	Fair Value
Commercial mortgage loan	21	7.9%	May 2028	$701,742	$701,720	$701,566
Mezzanine loan	2	10.6%	April 2028	112,500	112,500	112,500
Real estate-related securities (3)	29	6.0%	April 2038	73,035	72,794	73,120
Total investments in real estate debt:	52	8.1%	March 2029	$887,277	$887,014	$887,186

The following table details the Company's investments in real estate debt as of December 31, 2023 ($ in thousands):

	December 31, 2023
Type of Investment in Real Estate Debt	Number of Positions	Weighted Average Coupon (1)	Weighted Average Maturity Date (2)	Face Amount	Cost Basis	Fair Value
Commercial mortgage loan	11	9.1%	September 2027	$252,868	$252,668	$252,868
Mezzanine loan	1	10.0%	September 2026	50,000	50,000	50,000
Real estate-related securities (3)	14	7.0%	May 2037	25,811	25,314	25,321
Total investments in real estate debt:	26	9.3%	April 2028	$328,679	$327,982	$328,189

(1)
Based on applicable benchmark rates as of December 31, 2024.
(2)
Weighted average maturity date is based on fully extended maturity.
(3)
The Company's real estate-related securities consist of floating-rate CMBS.

The table below details the type of properties securing the commercial mortgage and mezzanine loans in the Company's portfolio at the dates indicated ($ in thousands):

	December 31, 2024		December 31, 2023
Property Type	Fair Value	% of Portfolio	Fair Value	% of Portfolio
Multifamily	$353,208	43.2%	$110,670	36.6%
Data Center	143,836	17.7%	40,651	13.4%
Hotel	119,360	14.7%	48,795	16.1%
Industrial	99,761	12.3%	91,292	30.1%
Self-Storage	40,700	5.0%	8,884	2.9%
Other(1)	36,260	4.5%	2,576	0.9%
Life Sciences	20,941	2.6%	-	0.0%
Total	$814,066	100.0%	$302,868	100.0%

(1)
Other property types represent production studios.

The table below details the geographic distribution of the properties securing the commercial mortgage and mezzanine loans in the Company's portfolio at the dates indicated ($ in thousands):

	December 31, 2024		December 31, 2023
Geographic Location	Fair Value	% of Portfolio	Fair Value	% of Portfolio
Northeast	300,299	36.9%	169,829	56.1%
West	204,847	25.2%	32,841	10.8%
Mid-Atlantic	126,149	15.5%	44,166	14.6%
Southwest	76,523	9.4%	18,400	6.1%
Midwest	74,116	9.1%	10,050	3.3%
Southeast	32,132	3.9%	27,582	9.1%
Total	$814,066	100.0%	$302,868	100.0%

The total income from investments in real estate debt disclosed on the Company's consolidated statement of operations relates to interest income, upfront and other fees recognized, and realized and unrealized gain/(loss) on these investments in real estate debt. For the years ended December 31, 2024 and December 31, 2023, the Company recorded $0.1 million and a de minimis amount of realized gains, respectively, on its investments in real estate debt. For the years ended December 31, 2024 and December 31, 2023, the Company recorded $35.1 thousand of unrealized losses and $0.2 million of unrealized gains, respectively, on its investments in real estate debt.

Note 5 - Other Assets

The following table details the components of the Company's other assets at the dates indicated ($ in thousands):

	December 31, 2024	December 31, 2023
Real estate intangibles, net	$32,841	$25,734
Interest receivable	5,017	1,727
Straight-line rent receivable	3,597	1,425
Other	891	1,821
Deferred financing costs, net (1)	—	1,057
Total	$42,346	$31,764

(1) Deferred financing costs, net were reclassified as an offset to secured debt arrangements, net after the first borrowing on the facility was made in 2024.

Note 6 - Intangibles

The gross carrying amount and accumulated amortization of the Company's intangible assets consisted of the following as of the dates indicated ($ in thousands):

	December 31, 2024	December 31, 2023
Intangible assets:
In-place lease intangibles	$36,313	$26,363
Above-market lease intangibles	1,338	325
Total intangible assets	37,651	26,688
Accumulated amortization:
In-place lease amortization	(4,672)	(937)
Above-market lease amortization	(138)	(17)
Total real estate intangible assets, net	$32,841	$25,734
Intangible liabilities
Below-market lease intangibles	$(10,855)	$(10,855)
Total intangible liabilities	(10,855)	(10,855)
Accumulated amortization:
Below-market lease amortization	1,014	226
Total real estate intangible liabilities, net	$(9,841)	$(10,629)

The estimated future amortization on the Company's intangibles for each of the next five years and thereafter as of December 31, 2024, is as follows ($ in thousands):

	In-Place Lease Intangibles	Above-Market Intangibles	Below-Market Intangibles
2025	3,493	178	(775)
2026	3,493	178	(775)
2027	3,493	178	(775)
2028	3,475	178	(766)
2029	3,475	178	(766)
Thereafter	14,213	310	(5,984)
	$31,642	$1,200	$(9,841)

Note 7 - Leases

Lessor

The Company's rental revenue consists of rent earned from the operating leases at the Company's industrial, retail and multifamily properties. The leases at the Company's industrial and retail properties generally includes a fixed base rent, subject to annual step-ups, and a variable component. The variable component of the Company's operating leases primarily consists of the reimbursement of operating expenses such as real estate taxes, insurance, and common area maintenance costs.

The following table summarizes the fixed and variable components of the Company's operating leases ($ in thousands):

	Year Ended December 31,
	2024	2023
Fixed lease payments	$17,050	$5,879
Variable lease payments	3,940	824
Lease Revenue	$20,990	$6,703
Above- and below-market lease amortization, net	667	209
Rental Revenue	$21,657	$6,912

The following table presents the undiscounted future minimum rents the Company expects to receive for its industrial, retail and multifamily properties as of December 31, 2024 ($ in thousands):

Year	Future Minimum Rents
2025	17,383
2026	15,368
2027	15,749
2028	16,141
2029	16,235
Thereafter	77,611
Total	$158,487

Note 8 - Mortgage Notes

As of December 31, 2024 and 2023, the Company had a $36.0 million, non-amortizing, mortgage loan secured by one of its real estate equity properties. The loan has a fixed interest rate of 6.05% and a five year term with a maturity date in November 2028. At December 31, 2024 and December 31, 2023, the mortgage note is carried net of unamortized deferred financing costs of $0.4 million and $0.5 million, respectively, on the Company's consolidated balance sheet. During the years ended December 31, 2024 and 2023, the Company recorded $85 thousand and $15 thousand of deferred financing cost amortization, respectively, which is included within interest expense in the consolidated statement of operations. The Company is in compliance with all covenants as of December 31, 2024 and December 31, 2023.

Note 9 - Secured Debt Arrangements

During the year ended December 31, 2023, certain indirect subsidiaries (the "Sellers") of the Company entered into a Master Repurchase Agreement with JPMorgan Chase Bank, National Association (the "JPM Repurchase Facility" or "the Facility"). The Facility provides for a maximum aggregate purchase price of $250.0 million and has a three-year term plus two one-year extension options. Subject to the terms and conditions thereof, the Facility provides for the purchase, sale and repurchase of senior mortgage loans and participation interests in performing senior mortgage loans that are secured directly or indirectly by properties. The Operating Partnership has agreed to provide a limited guarantee of the obligations of the Sellers under the Facility. The Company may be required to provide additional collateral in the form of cash, securities, or other assets if the market value of the Company's pledged commercial mortgage loans decline.

The Company's borrowings under secured debt arrangements at December 31, 2024 are detailed in the following table ($ in thousands):

	Maximum Amount of Borrowings	Borrowings Outstanding	Weighted Average Borrowing Costs	Maturity Date (1)
JPM Repurchase Facility	$250,000	$139,985	SOFR + 2.42%	October 2028
Less: Unamortized deferred financing costs	N/A	(1,065)
	$250,000	$138,920

(1) Maturity date assumes extensions at the Company's option are exercised with consent of the financing provider.

At December 31, 2024, the Company's borrowings had the following maturities ($ in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
JPM Repurchase Facility	$14,368	12,894	112,723	-	$139,985

The table above assumes extensions at the Company's option are exercised with consent of financing providers, where applicable.

The Company did not have any outstanding borrowings as of December 31, 2023.

Debt Covenants

The guarantees related to the Company's secured financing contains the following financial covenants: (i) while tangible net worth is equal to or less than $450.0 million, the Company's net asset value is not permitted to decline by 20% from the preceding quarter or 40% from the preceding calendar year; (ii) net asset value can-not decline by 50% or more from the Company's net asset value at the time of closing the JPM Repurchase Facility; (iii) the Company's ratio of total indebtedness to tangible net worth cannot be greater than 3.00:1; and (iv) the Company's liquidity cannot be less than an amount equal to the greater of 5% of total recourse indebtedness or $30.0 million.

The Company was in compliance with the covenants under its secured financing as of December 31, 2024 and December 31, 2023. The impact of macroeconomic conditions on the commercial real estate markets and global capital markets, including increased interest rates, changes to fiscal and monetary policy, slower economic growth or recession, labor shortages, and recent distress in the banking sector, may make it more difficult to meet or satisfy these covenants in the future.

Note 10 - Other Liabilities

The following table details the components of the Company's other liabilities at the date indicated ($ in thousands):

	December 31, 2024	December 31, 2023
Below market lease intangibles, net	$9,841	$10,629
Distribution payable	4,859	1,900
Accounts payable and accrued expenses	3,035	1,816
Accrued repurchases of common stock	2,198	-
Real estate taxes payable	1,385	61
Total	$21,318	$14,406

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

The Special Limited Partner holds a performance participation interest in the Operating Partnership that entitles it to receive an allocation from the Operating Partnership on Class S shares, Class D shares, and Class I shares equal to 12.5% of the annual Total Return, subject to a 5% annual Hurdle Amount and a High Water Mark, with a Catch-Up (each term as defined in the limited partnership agreement of the Operating Partnership, by and among the Company, as general partner, the Special Limited Partner and the limited partners party thereto from time to time (as amended, restated or otherwise modified from time to time, the "Limited Partnership Agreement")). On Class F-S shares, Class F-D shares, and Class F-I shares, the Special Limited Partner is entitled to receive an allocation equal to 9.0% of the annual Total Return, subject to a 5% annual Hurdle Amount and a High Water Mark, with a Catch-Up (each term as defined in the Limited Partnership Agreement). Such allocation will accrue monthly and be paid annually. There will not be a performance participation interest with respect to Class A-I shares,

Class A-II shares, Class A-III shares, and Class E shares. The performance participation interest will be paid, at the Adviser's election, in cash, Class E shares, Class E units or any combination thereof. During the years ended December 31, 2024 and 2023, the Company accrued $0.4 million and $0.6 million of performance participation allocation, respectively.

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

The Company has engaged Nations Land Services, L.P. ("Nations"), a title agent company in which Apollo has a majority ownership. Nations acts as a title agent in facilitating and issuing title insurance in connection with investments by the Company, affiliates, and related parties, and third parties. Apollo receives distributions from Nations in connection with investments by the Company based on its equity interest in Nations. In each case, there will be no related offset to the Company. During the years ended December 31, 2024 and 2023, the Company incurred $0.1 million and $33 thousand, respectively, of expenses for services provided by Nations.

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

From time to time, the Company makes co-investments in commercial mortgage and mezzanine loans alongside Apollo affiliates. As of December 31, 2024, all of the Company's investments in commercial mortgage and mezzanine loans were pari-passu co-investments with Apollo affiliates.

The Company may also offer Class E shares, which will only be available to certain of Apollo's affiliates and employees, in one or more private placements. These shares are not being offered to the public pursuant to the Offering and will not incur any upfront selling costs, ongoing servicing costs, management fee or performance participation allocation.

On February 18, 2022, the Company was capitalized with a $0.2 million investment by Apollo ARIS Holdings LLC, an indirect wholly-owned subsidiary of Apollo, in exchange for 10,000 shares of Class I common stock. On November 11, 2022, 10,000 shares of Class I common stock held by Apollo ARIS Holdings LLC were exchanged for 10,000 shares of Class F-I common stock. Apollo ARIS Holdings LLC has elected to reinvest the dividends declared on its shares, which has corresponded to the issuance of 539 of additional Class F-I shares in lieu of cash for the dividends paid during the year ended December 31, 2024.

On November 29, 2022, the Company and the Operating Partnership entered into a subscription agreement with an affiliate of Apollo to issue 5,000,000 Class A-I units for the aggregate consideration of $100.0 million. In May 2023 such affiliate of Apollo elected to reinvest its dividends. In connection with such dividend reinvestment, the Company issued 264,063 Class A-I units in lieu of cash for the dividends paid during the year ended December 31, 2024.

Due to Affiliates

The following table details the Company's expenses that are due to its Adviser ($ in thousands):

	December 31, 2024	December 31, 2023
Organization and offering	$7,944	$7,906
General and administrative	7,301	6,895
Management fee payable	828	468
Accrued performance participation allocation	443	562
Accrued stockholder servicing fee	15	—
Total	$16,531	$15,831

Organization and Offering Expenses

The Adviser advanced $8.0 million of organization and offering expenses (including legal, accounting, and other expenses attributable to the Company's organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) on behalf of the Company for costs incurred through December 22, 2023. The Company reimburses the Adviser for all such advanced costs ratably over the 60 month period beginning December 22, 2024.

General and Administrative Expenses

The Adviser advanced $7.3 million of general and administrative expenses on behalf of the Company for expenses incurred through December 22, 2023. The Company reimburses the Adviser for all such advanced expenses ratably over the 60 month period beginning December 24, 2024.

Management Fee Payable

The Adviser is entitled to a management fee equal to 1.25% of NAV per annum, payable monthly on Class S shares, Class D shares, and Class I shares. The Adviser will be paid a management fee equal to 1.0% of NAV per annum, payable monthly on Class F-S shares, Class F-D shares, Class F-I shares, and Class A-I shares. The Adviser will be paid a management fee equal to 1.0% of NAV for Class A-II shares per annum payable monthly; and provided that, for the period of April 1, 2023 through September 1, 2026, this management fee will be reduced to 0.92% of NAV for Class A-II shares per annum payable monthly. The Adviser will be paid a management fee equal to 1.0% of NAV for Class A-III shares per annum payable monthly; and provided that, for the period of April 1, 2023 through January 2, 2027, this management fee will be reduced to 0.85% of NAV for Class A-III shares per annum payable monthly. The management fee will be paid, at the Adviser's election, in cash, Class E shares, Class E units or any combination thereof. During the years ended December 31, 2024 and 2023, the Company incurred $7.8 million and $3.4 million of management fees.

During the year ended December 31, 2024, the Company issued 301,844 Class E shares and 52,546 Class E units to the Adviser as payment for its management fee. The shares and Operating Partnership units issued to the Adviser for payment of the management fee were issued at the applicable NAV per share/unit at the end of each month for which the fee was earned, in reliance upon the exemption from registration set forth in Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act"). The Adviser did not submit any repurchase requests for any shares or Operating Partnership units previously issued as payment for the management fee during the year ended December 31, 2024.

The Adviser has elected to reinvest the dividends declared on the shares and Operating Partnership units issued for its management fee. In connection with such dividend reinvestment, the Company issued 13,932 Class E shares and 5,946 Class E units to the Adviser in lieu of cash for the dividends paid during the year ended December 31, 2024.

Accrued Performance Participation Allocation

The Special Limited Partner holds a performance participation interest in the Operating Partnership equal to (1) 12.5% of the Total Return with respect to Class S units, Class D units and Class I units and (2) 9.0% of the Total Return with respect to Class F-S units, Class F-D units, and Class F-I units, in each case subject a 5% Hurdle Amount and a High Water Mark with respect to such class of Operating Partnership units, with a Catch-Up.

The performance participation interest is accrued monthly and paid annually. During the year ended December 31, 2024, the Company issued 26,977 Class E units to the Special Limited Partner in satisfaction of the performance participation allocation earned during the year ended December 31, 2023. The Operating Partnership units issued to the Special Limited Partner for payment of the performance participation allocation were issued at the applicable NAV per share/unit as of December 31, 2023, in reliance upon the exemption from registration set forth in Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act"). The Special Limited Partner did not submit any repurchase requests for any Operating Partnership units previously issued as payment of the performance participation allocation during the year ended December 31, 2024.

Accrued Stockholder Servicing Fee

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

The following table summarizes the grants, vesting and forfeitures of restricted common stock during the years ended December 31, 2024 and 2023:

Type	Restricted Stock	Grant Date Fair Value ($ in thousands)
Outstanding as of December 31, 2022	—
Granted	4,948	100
Vested	—	—
Forfeiture	—	—
Outstanding as of December 31, 2023	4,948

Granted	4,763	100
Vested	(4,948)	—
Forfeiture	—	—
Outstanding as of December 31, 2024	4,763

Restricted Stock Grants

During the years ended December 31, 2024 and 2023, the Company issued 4,763 and 4,948 Class E shares, respectively to the independent directors of the Company's board of directors to cover the restricted stock portion of the annual base director's fee for the independent directors' services to the Company. The fair value of these shares was determined using the most recently available NAV and they are subject to a one year vesting period.

During the years ended December 31, 2024 and 2023, the Company recorded $0.1 million of restricted stock amortization as general and administrative expenses in the consolidated statement of operations. There are three months of remaining amortization related to the grants of restricted stock, which represents unrecognized compensation cost of $25 thousand as of December 31, 2024.

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

As of December 31, 2024 and December 31, 2023, the Company had the following classes of common stock authorized, issued and outstanding:

	December 31, 2024		December 31, 2023
Classification	Shares Authorized	Shares Issued and Outstanding	Shares Authorized	Shares Issued and Outstanding
Preferred Stock, $0.01 par value per share	100,000,000	—	100,000,000	—
Class S Shares, $0.01 par value per share	100,000,000	5,750	100,000,000	—
Class D Shares, $0.01 par value per share	100,000,000	4,715	100,000,000	—
Class I Shares, $0.01 par value per share	100,000,000	1,017,717	100,000,000	—
Class F-S Shares, $0.01 par value per share	100,000,000	—	100,000,000	—
Class F-D Shares, $0.01 par value per share	100,000,000	—	100,000,000	—
Class F-I Shares, $0.01 par value per share	100,000,000	1,565,701	100,000,000	4,820,377
Class A-I Shares, $0.01 par value per share	100,000,000	16,582,608	100,000,000	17,016,652
Class A-II Shares, $0.01 par value per share	100,000,000	—	100,000,000	—
Class A-III Shares, $0.01 par value per share	100,000,000	25,546,118	100,000,000	—
Class E Shares, $0.01 par value per share	100,000,000	489,542	100,000,000	105,707
Total	1,100,000,000	45,212,151	1,100,000,000	21,942,736

Common Stock

The following table details the movement in the Company's outstanding shares of common stock:

	Class S	Class D	Class I	Class F-I	Class A-I	Class A-II	Class A-III	Class E
Balance at February 18, 2022 (Date of Initial Capitalization)	—	—	10,000	—	—	—	—	—
Common stock issued	—	—	—	1,813,750	—	—	—	—
Repurchase of common stock	—	—	—	—	—	—	—	—
Dividend reinvestment	—	—	—	—	—	—	—	—
Share class transfer	—	—	(10,000)	10,000	—	—	—	—
Ending balance, December 31, 2022	—	—	—	1,823,750	—	—	—	—
Common stock issued	—	—	—	13,147,002	6,882,221	—	—	104,358
Repurchase of common stock	—	—	—	—	(7,389)	—	—	—
Dividend reinvestment	—	—	—	34,969	15,496	—	—	1,349
Share class transfer	—	—	—	(10,185,344)	10,126,324	—	—	—
Ending balance, December 31, 2023	—	—	—	4,820,377	17,016,652	—	—	105,707
Common stock issued	5,750	4,677	1,010,160	2,056,136	6,681,140	12,102,688	1,197,513	369,786
Repurchase of common stock	—	—	—	(100,885)	(35,411)	(151,835)	(108,053)	—
Dividend reinvestment	—	38	7,557	15,681	241,859	17,287	2,656	14,049
Share class transfer	—	—	—	(5,225,608)	(7,321,632)	(11,968,140)	24,454,002	—
Ending balance, December 31, 2024	5,750	4,715	1,017,717	1,565,701	16,582,608	—	25,546,118	489,542

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

On January 3, 2024 (the "Third Exchange Date"), approximately 12,477,404 Class A-I shares were exchanged for 12,502,989 Class A-II shares at an exchange rate based on the NAV per share for the Class A-I shares and the Company's total NAV per share as of the Third Exchange Date.

On April 2, 2024 (the "Fourth Exchange Date"), 5,225,608 Class F-I shares were exchanged for 5,155,772 Class A-I shares at an exchange rate based on the NAV per share for the Class F-I shares and Class A-I shares as of the Fourth Exchange Date.

On November 4, 2024 (the "Fifth Exchange Date"), all 24,471,129 outstanding Class A-II shares were exchanged for 24,454,002 Class A-III shares at an exchange rate based on the NAV per share for the Class A-II shares and the Company's total NAV per share as of the Fifth Exchange Date.

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

The following table details the aggregate distributions declared for each applicable class of common stock:

	Year Ended December 31, 2024
	Class S	Class D	Class I	Class F-I	Class A-I	Class A-II	Class A-III	Class E
Aggregate gross distribution declared per share of common stock	$0.8858	$0.3361	$1.1967	$1.2939	$1.2939	$1.0698	$0.2241	$1.2939
Management fee per share of common stock	(0.1759)	(0.0661)	(0.2412)	(0.2095)	(0.2113)	(0.1618)	(0.0303)	—
Stockholder servicing fee per share of common stock	(0.1193)	(0.0134)	—	—	—	—	—	—
Net distribution declared per share of common stock	$0.5906	$0.2566	$0.9555	$1.0844	$1.0826	$0.9080	$0.1938	$1.2939

	Year Ended December 31, 2023
	Class S	Class D	Class I	Class F-I	Class A-I	Class A-II	Class A-III	Class E
Aggregate gross distribution declared per share of common stock	$—	$—	$—	$0.7810	$0.7810	$—	$—	$0.7810
Management fee per share of common stock	—	—	—	(0.1510)	(0.1510)	—	—	—
Net distribution declared per share of common stock	$—	$—	$—	$0.6300	$0.6300	$—	$—	$0.7810

Repurchases

During the year ended December 31, 2024, the Company repurchased 100,885 Class F-I shares, 35,411 Class A-I shares, 151,835 Class A-II shares and, 108,053 Class A-III shares, for a total of $8.3 million. The Company had no unfulfilled repurchase requests during the year ended December 31, 2024.

During the year ended December 31, 2023, the Company repurchased 7,389 of Class A-I shares for a total of $0.2 million. The Company had no unfulfilled repurchase requests during the year ended December 31, 2023.

Redeemable Non-Controlling Interest

In connection with its management fee, the Adviser has elected to receive Class E units. Additionally, the Special Limited Partner has elected to receive Class E units in satisfaction of the performance participation allocation. See Note 11 - Related Party Transactions for additional information on the Adviser and Special Limited Partner's interest. Because the Adviser and Special Limited Partner have the ability to redeem their Class E units for Class E shares in the Company or cash, at their election, the Company has classified these Class E units as redeemable non-controlling interest in mezzanine equity on the Company's consolidated balance sheet.

During the years ended December 31, 2024 and 2023, the Company issued 52,546 and 45,687 Class E units, respectively, to the Adviser for the management fee earned on the Operating Partnership units issued to an affiliate of Apollo.

During the years ended December 31, 2024 and 2023, the Company issued 26,977 and zero Class E units, respectively, to the Special Limited Partner in satisfaction of the performance participation allocation.

The redeemable non-controlling interest is recorded at the greater of the carrying amount, adjusted for its share of the allocation of income or loss and dividends, or the redemption value, which is equivalent to fair value, of such Class E units at the end of each measurement period. Accordingly, the Company recorded an allocation adjustment between Additional paid-in capital and redeemable non-controlling interest of $35 thousand during the year ended December 31, 2024 to reflect their redemption value.

The following table details the redeemable non-controlling interest activity related to the Adviser for the year ended December 31, 2024 ($ in thousands):

Year Ended December 31, 2024
Balance at December 31, 2023	$967
Settlement of management fees	1,107
Settlement of performance participation allocation	562
GAAP income allocation	157
Distributions	(136)
Reinvestment of distributions	125
Fair value allocation	35
Balance at December 31, 2024	$2,817

Non-Controlling Interests - Unitholders of the Operating Partnership

On December 22, 2022, the Company issued 5,000,000 Class A-I units to an affiliate of Apollo for the aggregate consideration of $100.0 million in a private placement. Operating Partnership units are subject to the same fees as the corresponding classes of common stock and do not have any preferential rights relative to the Company's interest in the Operating Partnership.

Currently all Class A-I unitholders of the Operating Partnership have elected to reinvest their dividends. In connection with such dividend reinvestment, the Company issued 264,063 Class A-I units in lieu of cash for the dividends paid during the year ended December 31, 2024.

Non-Controlling Interests Attributable to Preferred Stockholders

A subsidiary of the Company elected to be taxed as a REIT for U.S. federal income tax purposes. This subsidiary has issued preferred non-voting shares to be held by investors to ensure compliance with the Code requirement that REITs have at least 100 shareholders. The preferred shares have a face amount of $1,000 and carry a 12.0% annual dividend payable semi-annually. As of December 31, 2024, this subsidiary had $125,000 of preferred non-voting shares outstanding.

Note 15 - Earnings per Share

The Company's net income (loss) and weighted average number of shares outstanding for the years ended December 31, 2024 and 2023, and the period February 18, 2022 (date of initial capitalization) through December 31, 2022, consists of the following (in thousands except per share information):

Basic and Diluted Net Loss per Share Attributable to ARIS Stockholders	Year Ended December 31,
	2024	2023	For the Period February 18, 2022 (date of initial capitalization) through December 31, 2022
Numerator:
Net income (loss) attributable to ARIS stockholders	$43,567	$12,759	$(815)
Denominator:
Basic and diluted weighted average shares of common stock outstanding (1)	33,761	11,851	67
Basic and diluted net income (loss) per share of common stock	$1.29	$1.08	$(12.13)

(1) The weighted average shares of common stock outstanding are inclusive of outstanding restricted stock grants, the impact of which is not material to the basic and diluted net income (loss) per share of common stock.

Note 16 - Commitments and Contingencies

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2024 and December 31, 2023, the Company was not subject to any material litigation nor is the Company aware of any material litigation threatened against it.

As of December 31, 2024, the Company had $434.3 million of unfunded commitments related to its investments in real estate debt. The timing and amounts of funding are uncertain as these commitments relate to loans for construction costs, capital expenditures, leasing costs, interest and carry costs, among others. As such, the timing and amounts of future funding depend on the progress and performance of the underlying assets of the Company's investments in real estate debt.

Note 17 - Segment Reporting

The Company operates in two segments, Real Estate and Real Estate Debt, both of which are reportable segments. The Real Estate segment includes all of the Company's activities related to investments in properties and the Real Estate Debt segment includes all of the Company's activities related to investments in commercial mortgage and mezzanine loans and real estate-related securities. Other Corporate includes cash and cash equivalents, general and administrative expenses, management fee, performance participation allocation, interest expense and other income necessary to reconcile to consolidated Company totals.

Segment information is utilized by the Company’s chief operating decision maker (“CODM”) to assess performance and to allocate resources. The CODM is our senior executive committee, comprised of our chief executive officer, chief operating officer and chief financial officer. Segment net operating income ("Segment NOI") is the key performance measure used by the CODM in evaluating the performance of each reportable segment. The CODM uses Segment NOI to make key operating decisions, such as identifying attractive investment opportunities and/or dispositions of existing investments, determining the sources and suitable level of leverage used to finance our investments and deciding the appropriate amount and timing of the Company’s distributions.

Segment NOI for the Real Estate segment is calculated as revenue less rental operating expenses. Segment NOI for the Real Estate Debt segment is equal to income from investments in real estate debt. Segment NOI excludes corporate level transactions.

The following table sets forth the total assets by segment as of December 31, 2024 and December 31, 2023 ($ in thousands):

	December 31, 2024	December 31, 2023
Real Estate	$282,996	$183,492
Real Estate Debt	892,203	330,974
Other Corporate	82,405	95,205
Total Assets	$1,257,604	$609,671

The following table sets forth the financial results by segment for the year ended December 31, 2024 ($ in thousands):

	Real Estate	Real Estate Debt	Other Corporate	Total
Revenue				—
Rental revenue	$21,657	$—	$—	$21,657
Total revenues	21,657	—	—	21,657
Segment Expenses
Rental property operating	(4,960)	—	—	(4,960)
Total segment expenses	(4,960)	—	—	(4,960)
Income from investments in real estate debt	—	62,094	—	62,094
Segment net operating income	$16,697	$62,094	$—	$78,791
Other income and expenses
Other income	$—	$—	$5,558	$5,558
Interest expense, net	—	—	(10,372)	$(10,372)
Depreciation and amortization	(8,996)	—	—	$(8,996)
General and administrative	—	—	(6,197)	$(6,197)
Management fee	—	—	(7,832)	$(7,832)
Performance participation allocation	—	—	(443)	$(443)
Total other income and expenses	$(8,996)	$—	$(19,286)	$(28,282)
Net income				$50,509
Net income attributable to non-controlling interests in the Operating Partnership				$6,928
Net income (loss) attributable to preferred stockholders				$14
Net income attributable to ARIS stockholders				$43,567

The following table sets forth the financial results by segment for the year ended December 31, 2023 ($ in thousands):

	Real Estate	Real Estate Debt	Other Corporate	Total
Revenue				—
Rental revenue	$6,912	$—	$—	$6,912
Total revenues	6,912	—	—	6,912
Segment Expenses
Rental property operating	(834)	—	—	(834)
Total segment expenses	(834)	—	—	(834)
Income from investments in real estate debt	—	17,490	—	17,490
Segment net operating income	$6,078	$17,490	$—	$23,568
Other income and expenses
Other income	$—	$—	$6,241	$6,241
Interest expense, net	—	—	(554)	$(554)
Depreciation and amortization	(2,544)	—	—	$(2,544)
General and administrative	—	—	(5,380)	$(5,380)
Management fee	—		(3,440)	$(3,440)
Performance participation allocation	—		(562)	$(562)
Total other income and expenses	$(2,544)	$—	$(3,695)	$(6,239)
Net income				$17,329
Net income attributable to non-controlling interests in the Operating Partnership				$4,570
Net income (loss) attributable to preferred stockholders				$—
Net income attributable to ARIS stockholders				$12,759

The Company had no investments and therefore operated in one reportable segment as of December 31, 2022.

Note 18 - Subsequent Events

Subsequent to the year ended December 31, 2024, the following events took place:

Investment Activity: The Company purchased a $50.0 million ($21.1 million funded at close) first mortgage secured by a data center in West Jordan, UT. and originated a $50.0 million ($7.9 million funded at close) first mortgage secured by a multifamily property in Seattle, WA. Additionally, the Company entered into a definitive agreement to purchase a cold-storage industrial property located in Columbus, OH for approximately $75.7 million. Finally, the Company funded approximately $67.7 million for previously closed commercial mortgage loans and purchased approximately $15.0 million of real estate-related securities.

Loan Repayments: The Company received approximately $3.1 million from loan repayments.

Financing Activity: The Company drew approximately $31.0 million and subsequently repaid $2.6 million of its outstanding borrowings on the JPM Repurchase Facility.

Schedule III — Real Estate and Accumulated Depreciation as of December 31, 2024 ($ in thousands)

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(1)
Description	Location	Number of Properties	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(2)		Year Acquired
Industrial Properties:
Rickenbacker	Columbus, OH	1	$—	$1,491	$40,496	$—	$621	$1,491	$41,117	$42,608	$(1,819)		2023
Hallmark	Liberty, MO	1	$36,000	$5,515	$54,114	$—	$—	$5,515	$54,114	$59,629	$(1,976)		2023
PepsiCo / Quaker Distribution Center	Byhalia,MS	1	$—	$2,635	$44,937	$—	$—	$2,635	$44,937	$47,572	$(964)		2024
Total Industrial Properties		3	36,000	9,641	139,547	—	621	9,641	140,168	149,809	(4,759)
Retail Properties:
16000 Pines	Pembroke Pines, FL	1	—	15,701	38,182	—	—	15,701	38,182	53,883	(1,409)		2023
Total Retail Properties		1	—	15,701	38,182	—	—	15,701	38,182	53,883	(1,409)	—
Residential Properties:
The Beckett	Charleston, SC	1	$—	$3,769	$43,844	$133	$4	$3,902	$43,848	$47,750	$(633)		2024
Total Residential Properties		1	—	3,769	43,844	133	4	3,902	43,848	47,750	(633)		2024
Portfolio Total		5	$36,000	$29,111	$221,573	$133	$625	$29,244	$222,198	$251,442	$(6,801)
1.
As of December 31, 2024, the aggregate cost basis for tax purposes was $268.5 million.
2.
Refer to Note 2 of the Company's consolidated financial statements for details on depreciable lives.
3.
Building and Building Improvements includes tenant improvements of $2.5 million.

The total included on Schedule III does not include furniture, fixtures and equipment totaling $1.1 million. Accumulated Depreciation does not include $68 thousand of accumulated depreciation related to furniture, fixtures and equipment.

The following table summarizes activity for real estate and accumulated depreciation for the year ended December 31, 2024 ($ in thousands):

Description	December 31, 2024
Real Estate:
Balance at the beginning of the year	$156,120
Additions during the year:
Land and land improvements	6,537
Building and building improvements	88,785
Dispositions during the year:
Land and land improvements	-
Building and building improvements	-
Balance at the end of the year	$251,442

Accumulated Depreciation:
Balance at the beginning of the year	$(1,607)
Accumulated depreciation	(5,194)
Dispositions	-
Balance at the end of the year	$(6,801)

Schedule IV — Mortgage Loans on Real Estate As of December 31, 2024 ($ in thousands)

Description	Number of Loans	Property Type/Location	Contractual Interest Rate (1)	Maturity Date(2)	Periodic Payment	Principal Balance	Fair Value(5)
Commercial mortgage loans individually >3%(3)
Loan A		Multifamily/Northeast	8.1%	Oct-25	Interest Only	$68,194	$68,194
Loan B		Multifamily/West	7.3%	Feb-29	Interest Only	60,000	60,000
Loan C		Multifamily/Northeast	7.3%	Jan-29	Interest Only	50,000	50,000
Loan D		Industrial/Northeast	7.8%	Mar-28	Interest Only	49,761	49,761
Loan E		Data Center/Mid-Atlantic	8.5%	Jun-28	Interest Only	48,787	48,787
Loan F		Hotel/West	8.1%	Feb-29	Interest Only	45,512	45,512
Loan G		Self-Storage/Various	7.6%	Dec-28	Interest Only	40,700	40,700
Loan H		Data Center/Mid-Atlantic	8.2%	Apr-29	Interest Only	40,691	40,691
Loan I		Other/West	8.3%	Sep-28	Interest Only	36,260	36,260
Loan J		Multifamily/Northeast	8.6%	Jul-28	Interest Only	31,473	31,473
Loan K		Multifamily/Southwest	7.3%	Jul-29	Interest Only	31,130	31,130
Loan L		Multifamily/Northeast	8.1%	Jan-25	Interest Only	26,000	26,000
Loan M		Data Center/Southwest	6.8%	Jan-30	Interest Only	25,091	25,091
Loan N		Hotel/Various	8.5%	Aug-26	Interest Only	25,000	25,000
Loan O		Hotel/Northeast	7.9%	Nov-27	Interest Only	25,000	25,000

Commercial mortgage loans individually <3%(3)
First Mortgage	2	Data Center/Mid-Atlantic	7.8% - 8.7%	2029-2030	Interest Only	$29,266	$29,266
First Mortgage	2	Multifamily/Various	8.6%	Dec-28	Interest Only	23,912	23,912
First Mortgage	1	Hotel/Various	8.1%	Jul-28	Interest Only	24,024	23,848
First Mortgage	1	Life Sciences/Various	7.6%	Aug-29	Interest Only	20,941	20,941
Total Commercial mortgage loans						701,742	701,566

Description	Number of Loans	Property Type/location	Contractual Interest Rate (1)	Maturity Date(2)	Periodic Payment	Principal Balance	Fair Value
Subordinate loans individually >3%(3)
Loan A	1	Multifamily/Various	11.0%	Jul-29	Interest Only	$62,500	$62,500
Loan B	1	Industrial/Various	10.0%	Sep-26	Interest Only	50,000	50,000
Total Subordinate loans						$112,500	$112,500
Total loans(4)						$814,242	$814,066

________

1.
Assumes applicable benchmark rates as of December 31, 2024 for all floating rate loans.
2.
Assumes all extension options are exercised.
3.
No prior tax liens or delinquent interest exists on any of the Company's commercial real estate loans.
4.
The aggregate cost for U.S. federal income tax purposes is $814.2 million.
5.
There are no delinquent principal or interest on any loan as of December 31, 2024.

The following table summarizes the changes in the balance sheet reported amount of the Company's loan portfolio during 2024 ($ in thousands):

Reconciliation of Balance Sheet Reported Amount of Loans	December 31, 2024
Balance at beginning of year	$302,868
Loan fundings	511,374
Loan repayments	-
Unrealized gain/(loss) on fair value	(354)
Amortization of fees and other items	178
Balance at the close of year	$814,066

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company's reports under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K was made under the supervision and with the participation of our management, including our CEO and CFO. Based upon this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our CEO and CFO and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, our management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Changes in Internal Control over Financial Reporting

Based on its assessment, our management believes that, as of December 31, 2024, our internal control over financial reporting are operating effectively based on those criteria. There have been no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On March 20, 2025, our board of directors appointed Anastasia Mironova to the positions of the Company’s Chief Financial Officer, Treasurer and Secretary, effective as of March 20, 2025. For Ms. Mironova's biography please refer to Item 10. “Directors, Executive Officers and Corporate Governance.”

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and officers are set forth below.

Name	Age	Position
Stuart Rothstein	59	Chair of the Board of Directors
Jess Lipsey	43	Chief Executive Officer, President and Director
Benjamin Israel	37	Chief Operating Officer
Anastasia Mironova	40	Chief Financial Officer, Treasurer and Secretary
Philip Mintz	57	Director
Lisa Coca	56	Independent Director
Gary Meltzer	61	Independent Director
Michael Swell	59	Independent Director
Roberta Sydney	66	Independent Director

Stuart Rothstein, 59, has been one of our directors since September 2021 and has served as Chair of our board of directors since June 2022. Mr. Rothstein has been a Partner and the Chief Operating Officer – Real Estate of Apollo since 2009 and the Chief Operating Officer – Asset Backed Finance of Apollo since April 2023. In those roles, Mr. Rothstein is responsible for managing the day-to-day operations of the businesses as well as strategic planning development and implementation of growth and product strategies and new business development. Since March 2012, Mr. Rothstein has been the President and Chief Executive Officer and one of the directors of Apollo Commercial Real Estate Finance, Inc. (NYSE: ARI) ("ARI"). From September 2009 through April 2013, Mr. Rothstein served as the Chief Financial Officer, Treasurer and Secretary of ARI and from January 2022 to April 2022, he also served as the interim Chief Financial Officer, Treasurer, and Secretary of ARI. Since February 2024, Mr. Rothstein has been chair of the board of directors of Apollo Asset Backed Credit Company LLC. Since December 2024, Mr. Rothstein has served as President of Apollo Diversified Real Estate Fund ("ADREF") and as chairman and trustee of ADREF's board of trustees. Prior to joining Apollo in 2009, Mr. Rothstein was a Co-Managing Partner of Four Corners Properties, a privately held real estate investment company. Previously, he was employed by KKR Financial Advisors, LLC, RBC Capital Markets, Related Capital Company and Spieker Properties, Inc. Mr. Rothstein graduated from the Schreyer Honors College at the Pennsylvania State University with a BS in Accounting and received an MBA from the Stanford University Graduate School of Business. Mr. Rothstein was selected to serve on our board of directors because of the strategic leadership and business judgment he has demonstrated in his various leadership roles with Apollo and his extensive managerial and executive experience.

Jess Lipsey, 43, has served as our Chief Executive Officer and President and has been one of our directors since December 2024. Mr. Lipsey has served as the Chief Investment Officer of the Adviser since December 2024 and previously served as the Co-Chief Investment Officer of the Adviser from June 2022 to December 2024. Mr. Lipsey is a Partner at Apollo, where he is a member of the Real Estate group and holds responsibility for sourcing, executing and monitoring investments. Prior to joining Apollo in 2010, Mr. Lipsey worked at Lehman Brothers Real Estate Partners, where he was involved in the acquisition and asset management of equity and structured debt investments across the US. Previously, he was an analyst in the Real Estate Investment Banking Group at Wachovia Securities, where he participated in advisory and financing assignments on behalf of private and public companies. Mr. Lipsey has served on the Boards of Directors of Newport Parent Corporation, La Costa Capital Partners, LLC, and Inspire Realty Services, Inc., since July 2021, March 2024, and November 2024, respectively. Mr. Lipsey graduated magna cum laude from Washington and Lee University with a BS in Business Administration and Accounting. Mr. Lipsey was selected to serve on our board of directors because of his extensive leadership experience and real estate investment expertise.

Benjamin Israel, 37, has served as our Chief Operating Officer since November 2024. He has served as Deputy Chief Investment Officer of the Adviser since December 2024. He is a Managing Director in the real estate group at Apollo Global Management, Inc. (together with its subsidiaries, "Apollo"). Mr. Israel is responsible for sourcing and executing real estate related investment opportunities in the public and private credit markets and developing and implementing strategic growth initiatives within Apollo’s global real estate business. He currently serves on the board of directors of Petros PACE Finance, Inspire Realty Services, Inc., and New Destiny Housing, a non-profit focused on providing permanent housing and services to domestic violence victims and their families. Prior to joining Apollo in 2012, Mr. Israel was a member of the Real Estate Investment Banking group at Goldman Sachs. He graduated cum laude from the College of William & Mary with a Bachelor of Arts with double majors in Economics and Finance.

Anastasia Mironova, 40, has served as our Chief Financial Officer, Treasurer and Secretary since March 2025. Ms. Mironova previously served as our Interim Chief Financial Officer, Treasurer and Secretary from March 2024 to March 2025. Ms. Mironova also has served as the Chief Financial Officer, Treasurer and Secretary of ARI since joining Apollo in April 2022. Prior to joining Apollo, she served from May 2021 to April 2022 as a partner focused on public REITs and debt funds at BDO USA, LLP (“BDO”). Prior to BDO, Ms. Mironova spent 15 years until April 2021 at Deloitte (including Deloitte & Touche LLP and Deloitte CIS), where her main area of focus was public mortgage REITs. Ms. Mironova graduated from the Finance Academy under the Government of the Russian Federation with a Masters in Finance and Credit. She is a Certified Public Accountant and is a member of both the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants.

Lisa Coca, 56, has been one of our directors since June 2022. Between February 2021 and December 2022, Ms. Coca served as an independent director and chair of the audit committee for Broadscale Acquisition Corp. (NASDAQ: SCLE). Ms. Coca has also been a Partner at Toyota Ventures since September 2021, where she leads the firm's Climate Fund, which focuses on investing in carbon neutrality solutions. Between December 2019 and April 2021, Ms. Coca served as a managing director and entrepreneur-in-residence for Intel Corporation's (NASDAQ:

INTC) Emerging Growth & Incubations Division, leading teams responsible for creating new business plans. Ms. Coca was also a founding member of GE Ventures, where she launched and led the Enterprise Software Investment practice as well as the EDGE program between 2012 and April 2019. Between 2005 and 2011, Ms. Coca worked in a variety of roles at GE Real Estate, first as Managing Director for the Commercial Initiatives Group, identifying and developing new investment opportunities, then as the Global Sustainability and Ecomagination Leader, focusing on leveraging technology and operating best practices to reduce the environmental impact of the firm's assets, and most recently as Vice President for Sustainability for GECRE International. Formerly, Ms. Coca also served as Director at Deutsche Bank's DB Real Estate division, managing distribution and investor relations for mezzanine debt and real estate opportunity funds. Ms. Coca currently serves on the following boards of directors: Alora since July 2023, a privately held ocean agriculture company; Yard Stick PBC since August 2023, a private soil carbon measurement technology company; Ecolectro since October 2023, a private company developing technology for the production of green hydrogen; Oxylus Energy since September 2024, a private company developing technology that converts carbon dioxide into carbon-neutral fuels and chemical feedstocks; and, AM Batteries since September 2024, a private company developing a process for the dry manufacturing of electrodes. Ms. Coca also serves on the audit committee for AM Batteries. She previously served on the board of trustees of the Girls' Middle School and on the board of directors of BizWorld.org, a non-profit fostering entrepreneurship in children. Ms. Coca graduated with Honors from the University of Pennsylvania's Wharton School and earned an MBA from the Stanford Graduate School of Business. Ms. Coca was selected to serve on our board of directors because of her considerable experience in business development, real estate and board oversight.

Gary Meltzer, 61, has been one of our directors since June 2022. Since October 2020, Mr. Meltzer has served as Executive Advisor, Consultant and Investor at Harris Ariel Advisory LLC, where he provides business advisory services to early stage companies focusing on strategy, governance, operations, finance and risk. Between 1985 and September 2020, Mr. Meltzer served in a variety of roles at PricewaterhouseCoopers LLP ("PwC"), including most recently as the Managing Partner responsible for PwC's Bay Area and Northwest Market and as a member of PwC's Extended Leadership Team. Prior to his latest positions at PwC, Mr. Meltzer was a member of PwC's Financial Services Leadership Team from 2010 to 2016, leading the Asset and Wealth Management sector. Mr. Meltzer currently serves as a member of the boards of directors of American Century Mutual Funds (Equity) and SoFi Technologies, Inc. (NASDAQ: SOFI) since December 2022 and July 2024, respectively. Additionally, Mr. Meltzer also serves as a Senior Advisor to Pontoro Inc., an Advisory Board Member of the Binghamton University School of Management, and a Founding Member of the Children's Heart Fund at Mount Sinai Health System in New York. Mr. Meltzer previously served as a member of the board of directors and chair of the audit committee of ExcelFin Acquisition Corp. (NASDAQ:XFIN) from October 2021 to October 2024. He also previously served as a member of the Leadership Council for Tipping Point Community and as a member of the board of directors and the executive committee for the Bay Area Council. Mr. Meltzer received a BS in Accounting from Binghamton University and is a Certified Public Accountant in the state of New York. Mr. Meltzer was selected to serve on our board of directors because of his strong background in public accounting and auditing.

Philip Mintz, 57, has been one of our directors since June 2022. From June 2022 to June 2024, Mr. Mintz also served as our Co-Chief Executive Officer and Co-President . Mr. Mintz is also a Partner at Apollo and serves as the vice chairman of the Global Real Estate business. Mr. Mintz joined Apollo in 2015, following Apollo's acquisition of Venator Real Estate Capital Partners, the firm which Mr. Mintz founded in 2013 and the manager of the $1 billion Trophy Property Development Fund ("TPD"). Beginning in 2012 and until 2013, Mr. Mintz served as Chief Investment Officer of Winnington Capital in Hong Kong, the prior manager of TPD. Previously, he was the Chief Investment Officer of Asia Pacific Land, a Tokyo based real estate investment manager with offices in Tokyo, Hong Kong, Shanghai and Taipei. Mr. Mintz was previously a Partner at Warburg Pincus, where he initiated the Asian real estate investing efforts and deployed over $800 million in equity. He was also the Chief Executive Officer of General Electric Real Estate Asia, where he led a team of 300 employees throughout the region and managed assets in excess of $4 billion. Mr. Mintz holds a BA in Political Science from Duke University, a JD from Fordham University, and an MBA from New York University. Mr. Mintz was selected to serve on our board of directors because of his extensive executive experience and real estate investment expertise.

Michael Swell, 59, has been one of our directors since June 2022. From 2007 to December 2021, Mr. Swell was a Partner and Managing Director of Goldman Sachs Asset Management, where he served as Head of Global Fixed Income Portfolio Management and Head of U.S. Fixed Income. Prior to joining Goldman Sachs Asset Management, Mr. Swell was Head of Fixed Income of Friedman, Billings, Ramsey Group from 2004 to 2007, where he founded the mortgage fixed income sales, trading and underwriting division. From 1993 to 2004, Mr. Swell served as Head of Securities Sales and Trading Group at Freddie Mac, where he oversaw the trading, sales and risk management aspects of its mortgage trading arm. Mr. Swell currently serves as a strategic advisor for Artist Verified, Inc. (since February 2023), a member of the advisory board of Vested, Inc., a venture capital investment firm (since July 2023), and as an independent director of the Trust Company of the West/Met West 1940 Act Mutual Fund Complex, a mutual fund company (since March 2024). Mr. Swell graduated cum laude from Brandeis University, with both a BA in Politics and Economics and an MA in International Economics and Finance. Mr. Swell was selected to serve on our board of directors because of his significant professional and management experience and strong background in finance.

Roberta Sydney, 66, has been one of our directors since June 2022. Since March 2023, Ms. Sydney has served as chair of the board of directors for Buttcon Holdings, a Canadian construction company. Since January 2025, Ms. Sydney has served as the lead independent director of JRM Construction, an ESOP corporation. Ms. Sydney founded a commercial real estate development company, Sydney Associates, Inc. in 1999 and oversaw the acquisition, development, financing, and selective divestment of real estate assets until 2019. She also served as Principal at State Street Global Advisors from 1997 to 1999 while also taking over and leading a family construction company, Sydney Construction, Inc., during the same period. From 1993 to 1996, she served as Senior Vice President, Consumer Lending and Mortgage at BayBank, focusing on asset management and mortgage originations. Ms. Sydney previously served as chair of the board of directors and chair of the nominating and governance committee for HEI Civil, a heavy civil construction general contractor, and as an independent director and the compensation committee chair on the board of directors of Plaxall, Inc., a New York manufacturing and real estate company. Ms. Sydney also previously served as an independent director at Kiavi (formerly known as LendingHome, Inc.), a privately held real estate single family rental lending company, where she served as lead independent director and as a member of the nominating and governance committee. She also served as an independent director of Tiedemann Advisors, Inc., a global wealth advisor. Ms. Sydney serves on the Trustee Advisory Board of the Beth Israel Deaconess Medical Center, a Harvard Medical School teaching hospital. Ms. Sydney received a BA in French Language and Literature from Wellesley College, an MBA from Harvard Graduate School of Business, and an MS in Real Estate Development from Massachusetts Institute of Technology. Ms. Sydney was selected to serve on our board of directors because of her extensive experience with real estate investments and her extensive board oversight experience.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees (if any), and to all of the officers and employees of the Adviser, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Code of Business Conduct and Ethics is designed to comply with SEC regulations relating to codes of conduct and ethics. Our Code of Business Conduct and Ethics is available on our website, https://gwms.apollo.com/realtyincomesolutions. If, in the future, we amend, modify or waive a provision of our Code of Business Conduct and Ethics, we may, rather than filing a current report on Form 8-K, satisfy the disclosure requirement by posting such information on our website, as necessary.

Insider Trading Policy

We have adopted an insider trading policy (the "Insider Trading Policy") governing the purchase, repurchase or sale of our securities by employees, partners, employee directors and officers of Apollo and us, and our independent directors, that is reasonably designed to promote compliance with insider trading laws, rules and regulations. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this annual report on Form 10-K. In addition, it is our practice to comply with applicable laws and regulations relating to insider trading.

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

Independent Director Compensation

Our independent directors receive an annual cash retainer of $100,000, plus an additional retainer of $10,000 to the chairpersons of our Audit, Compensation, and Nominating and Corporate Governance Committees. We intend to pay in quarterly installments 75% of the annual base compensation in cash and the remaining 25% in an annual grant of Class E common stock based on the most recently published NAV. The stock granted shall vest and become non-forfeitable on the one-year anniversary of the grant date, provided, in each case, that the independent director is providing services to us as a director on each such vesting date. In April 2024, our independent directors were each granted 1,191 of restricted Class E shares for the stock portion of their 2024 annual compensation.

We do not pay our directors additional fees for attending board meetings, but we reimburse each of our directors for reasonable out-of-pocket expenses incurred in attending board and committee meetings (including, but not limited to, airfare, hotel and food). Our directors who are affiliated with Apollo, including the Adviser, do not receive additional compensation for serving on the board of directors or committees thereof.

The following table sets forth the compensation received by our independent directors in the fiscal year ended December 31, 2024:

Name	Fees Earned or Paid in Cash	Restricted Stock Awards (1)	Total
Lisa Coca	$75,000	$25,000	$100,000
Gary Meltzer	85,000	25,000	110,000
Michael Swell	85,000	25,000	110,000
Roberta Sydney	85,000	25,000	110,000

__________

(1)
Amounts in this column represent the aggregate grant date fair value of awards granted in 2024.

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

The following table presents certain information about our equity compensation plans as of December 31, 2024:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by stockholders	—	$—	9,990,289
Equity compensation plans not approved by stockholders	—	—	—
Total	—	$—	9,990,289

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 21, 2025, information regarding the number and percentage of shares owned by each director, our chief executive officer, each executive officer, all directors and executive officers as a group, and any person known to us to be the beneficial owner of more than 5% of outstanding shares of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and includes securities that a person has the right to acquire within 60 days. The address for each of the persons named below is in care of our principal executive office at 9 West 57th Street, 42nd Floor, New York, NY 10019.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of All Shares
Directors and Executive Officers(1)
Stuart Rothstein	—	—
Jess Lipsey	—	—
Benjamin Israel	—	—
Anastasia Mironova	—	—
Philip Mintz	9,903	*
Lisa Coca	2,428	*
Gary Meltzer	2,428	*
Michael Swell	26,038	*
Roberta Sydney	11,950	*
All directors and executive officers as a group (nine persons)	52,747	*
Greater than 5% Beneficial Owners
CI PM Growth Fund BL LP(2)	4,508,728	7.95%
AAA Sub Fund 2-Y, L.P. (3)	5,456,770	9.62%

___________

* Represents less than 1%.

(1)
The business address of each director and executive officer is c/o Apollo Realty Income Solutions, Inc., 9 West 57th Street, 42nd Floor, New York, New York 10019.

(2)
The business address for CI PM Growth Fund BL LP is 15 York Street, Toronto, Ontario M5J 0A3.
(3)
Represents 5,456,770 Class A-I units held of record by AAA Sub Fund 2-Y, L.P. ("AAA Sub-Fund"), which units may be redeemed for cash, or at the Company's option, for shares of common stock of the Company on a one-for-one basis. Apollo Aligned Alternatives Advisors, L.P. ("AAA Advisors") is the general partner of AAA Sub-Fund. AAA Advisors GP, LLC ("AAA Advisors GP") is the general partner of AAA Advisors. APH Holdings (DC), L.P. ("APH Holdings") is the managing member of AAA Advisors GP. Apollo Principal Holdings B GP, LLC ("Apollo Principal Holdings B") is the general partner of APH Holdings. Apollo Principal Holdings B is managed by a board of managers consisting of Marc Rowan, Scott Kleinman and James Zelter. Each of AAA Advisors, AAA Advisors GP, APH Holdings, Apollo Principal Holdings B and Messrs. Rowan, Kleinman and Zelter disclaim beneficial ownership of the shares of common stock listed above. The address of each of AAA Sub-Fund and Apollo Principal Holdings B is 9 West 57th Street, 42nd Floor, New York, New York, 10019. The address of each of AAA Advisors, AAA Advisors GP, and APH Holdings is c/o Walkers Corporate Limited, 190 Elgin Avenue, George Town, Grand Cayman KY1-9008, Cayman Islands.

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

Certain Transactions with Related Persons

The following describes all transactions during the year ended December 31, 2024, and currently proposed transactions involving us, our directors, the Adviser, Apollo and any affiliate thereof.

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

Organization and Offering Costs

The Adviser and its affiliates advanced organization and offering expenses on behalf of the Company (including legal, accounting, and other expenses attributable to the Company's organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) through December 22, 2023, the first anniversary of the escrow break for the Offering. The Company reimburses the Adviser for all such advanced costs ratably over the 60 month period beginning December 22, 2024.

General and Administrative Expenses

The Adviser and its affiliates advanced certain general and administrative expenses on behalf of the Company's through December 22, 2023, the first anniversary of the escrow break for the Offering. The Company reimburses the Adviser for all such advanced costs ratably over the 60 month period beginning December 22, 2024.

Terms and Termination Rights under the Advisory Agreement

Reimbursement by the Adviser

Commencing four fiscal quarters after January 5, 2023, the Adviser will reimburse us for any expenses that cause our Total Operating Expenses in any four consecutive fiscal quarters to exceed the greater of: (1) 2% of our Average Invested Assets and (2) 25% of our Net Income (the "2%/25% Limitation").

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

For the four consecutive quarters ended December 31, 2024, our Total Operating Expenses did not exceed the 2%/25% Limitation.

Fees and Reimbursements Paid to the Adviser and Affiliates of the Adviser

During the year ended December 31, 2024, we issued 301,844 Class E shares and 52,546 Class E units to the Adviser as payment for its management fee earned from December 2023 through November 2024 totaling $7.5 million.

During the year ended December 31, 2024, we reimbursed the Adviser $6.8 million for expenses paid on our behalf.

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

Fees Paid to the Dealer Manager

For the fiscal year ended December 31, 2024, we paid the Dealer Manager $4 thousand for upfront selling commissions, dealer manager fees, and stockholder servicing fees.

Affiliate Service Agreements

We may retain certain of the Adviser's affiliates for necessary services relating to our investments or our operations, including any administrative services, construction, special servicing, leasing, development, property oversight and other property management services, as well as services related to mortgage servicing, group purchasing, healthcare, consulting/brokerage, capital markets/credit origination, loan servicing, property, title and/or other types of insurance, management consulting and other similar operational matters. Any such arrangements will be at market terms and rates.

We have engaged Nations Land Services, L.P. ("Nations"), a title agent company in which Apollo has a majority ownership. Nations acts as a title agent in facilitating and issuing title insurance in connection with our investments, affiliates, and related parties, and third parties. Apollo receives distributions from Nations in connection with our investments based on its equity interest in Nations. In each case, there will be no related offset to us. During the year ended December 31, 2024, we incurred $0.1 million of expenses for services provided by Nations.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditors

During the years ended December 31, 2024 and December 31, 2023, Deloitte & Touche LLP ("Deloitte") served as our independent auditor.

Audit and Non-Audit Fees

The aggregate fees that we were billed for the fiscal years ended December 31, 2024 and December 31, 2023 by Deloitte, were as follows:

	Fiscal Year Ended December 31, 2024	Fiscal Year Ended December 31, 2023
Audit fees (1)	$490,000	$430,000
Audit-related fees	—	—
Tax Fees	—	—
All other fees	—	—
Total	$490,000	$430,000

___________

(1)
Audit fees include amounts billed to us related to annual financial statement audit work, quarterly financial statement reviews and review of SEC registration statements.

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

4.3	Form of Subscription Agreements
10.1	Third Amended and Restated Advisory Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on August 13, 2024)
10.2

Second Amended and Restated Limited Partnership Agreement of ARIS Operating Partnership L.P. (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on November 13, 2023)

10.3	Trademark License Agreement (filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q filed on August 10, 2022)
10.4	Amended and Restated 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on November 29, 2022)
10.5

Form of Indemnification Agreement (incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-11, as filed by the Registrant with the Securities and Exchange Commission on April 22, 2022 (file number 333-264456))

10.6	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K filed on March 10, 2023)
19.1*	Insider Trading Policy
21.1*	Subsidiaries of the Registrant
24.1*	Power of Attorney
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover page formatted as Inline XBRL and contained in Exhibit 101

*	Filed herewith

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

Apollo Realty Income Solutions, Inc.

March 21, 2025	By:	/s/ Anastasia Mironova
Anastasia Mironova Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints Jess Lipsey, Anastasia Mironova and Stuart Rothstein and each of them, with full power to act without the other, as such person's true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K, and any and all amendments thereto, and to file the same, with exhibits and schedules thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report was signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Apollo Realty Income Solutions, Inc.

March 21, 2025	By:	/s/ Jess Lipsey
Jess Lipsey
President, Chief Executive Officer and Director
(Principal Executive Officer)

March 21, 2025	By:	/s/ Anastasia Mironova
Anastasia Mironova Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

March 21, 2025	By:	/s/ Stuart Rothstein
Stuart Rothstein
Director

March 21, 2025	By:	/s/ Lisa Coca
Lisa Coca
Director

March 21, 2025	By:	/s/ Philip Mintz
Philip Mintz
Director

March 21, 2025	By:	/s/ Gary Meltzer
Gary Meltzer
Director

March 21, 2025	By:	/s/ Michael Swell
Michael Swell
Director

March 21, 2025	By:	/s/ Roberta Sydney
Roberta Sydney
Director