Form 10-Q
period 2025-03-31
Apollo Realty Income Solutions, Inc.
filed 2025-05-07
CIK 1882850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 7, 2025, the Registrant had 54,438,730 outstanding shares of common stock, consisting of 32,144,169 Class A-III shares, 18,950,121 Class A-I shares, 1,557,947 Class F-I shares, 1,134,458 Class I shares, 4,792 Class D shares, 5,750 Class S shares and 641,493 Class E shares.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Apollo Realty Income Solutions, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands - except share data)

	March 31, 2025	December 31, 2024
Assets
Investments in real estate, net	$306,308	$245,667
Investments in real estate debt, at fair value	998,039	887,186
Cash and cash equivalents	47,334	82,312
Restricted cash	934	93
Other assets	57,523	42,346
Total assets(1)	$1,410,138	$1,257,604
Liabilities and Equity
Secured debt arrangements, net	$167,546	$138,920
Mortgage notes, net	35,696	35,675
Other liabilities	20,871	21,318
Due to affiliates	15,503	16,531
Total liabilities(1)	239,616	212,444
Commitments and contingencies (See Note 16)
Redeemable non-controlling interest	3,608	2,817
Equity
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized at March 31, 2025 and December 31, 2024, and none issued and outstanding	—	—
Common stock, $0.01 par value per share (See Note 14 - Equity)	511	453
Additional paid-in capital	1,047,783	924,645
Retained earnings (accumulated deficit)	8,809	8,955
Total stockholders' equity	1,057,103	934,053
Non-controlling interest attributable to the Operating Partnership	109,686	108,165
Non-controlling interest attributable to preferred stockholders	125	125
Total equity	1,166,914	1,042,343
Total liabilities and equity	$1,410,138	$1,257,604

_________________

(1)
Represents the consolidated assets and liabilities of ARIS Operating Partnership L.P., a Delaware limited partnership (the "Operating Partnership"). The Operating Partnership is a consolidated variable interest entity ("VIE"), of which Apollo Realty Income Solutions, Inc. (the "Company") is the sole general partner and owns approximately 90% and 89% as of March 31, 2025 and December 31, 2024, respectively. See "Note 2 - Summary of Significant Accounting Policies" for additional information.

See accompanying notes to unaudited condensed consolidated financial statements.

Apollo Realty Income Solutions, Inc.

Condensed Consolidated Statement of Operations (Unaudited)

(in thousands - except share and per share data)

	Three Months Ended March 31,
	2025	2024
Revenues
Rental revenue	$6,261	$3,663
Total revenues	6,261	3,663
Expenses
Rental property operating	$1,405	$573
General and administrative	1,720	1,537
Management fee	2,663	1,511
Performance participation allocation	87	203
Depreciation and amortization	2,504	1,455
Total expenses	$8,379	$5,279
Other income
Income from investments in real estate debt	19,848	11,114
Other income	1,342	908
Interest expense	(3,541)	(770)
Total other income	17,649	11,252
Net income (loss)	$15,531	$9,636
Net income (loss) attributable to non-controlling interests in the Operating Partnership	$1,582	$1,697
Net income (loss) attributable to preferred stockholders	—	—
Net income (loss) attributable to the Company's stockholders	$13,949	$7,939
Net income (loss) per share of common stock, basic and diluted	$0.28	$0.32
Weighted-average shares of common stock outstanding, basic and diluted	48,944,824	24,902,305

See accompanying notes to unaudited condensed consolidated financial statements.

Apollo Realty Income Solutions, Inc.

Condensed Consolidated Statement of Changes in Equity (Unaudited)

(in thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity	Non-Controlling Interest	Total Equity	Redeemable non-controlling interest

Balance at December 31, 2024	45,212	$453	$924,645	$8,955	$934,053	$108,290	$1,042,343	$2,817
Common stock issued	6,029	60	127,859	—	127,919	—	127,919	733
Amortization of restricted stock grants	—	—	25	—	25	—	25	—
Offering costs	—	—	(549)	—	(549)	—	(549)	—
Distribution reinvestments	113	1	2,402	—	2,403	1,530	3,933	51
Net income	—	—	—	13,949	13,949	1,528	15,477	54
Repurchase of common stock	(310)	(3)	(6,591)	—	(6,594)	—	(6,594)	—
Distributions to non-controlling interests in the Operating Partnership	—	—	—	—	—	(1,537)	(1,537)	(55)
Distributions declared on common stock	—	—	—	(14,095)	(14,095)	—	(14,095)	—
Allocation to redeemable non-controlling interest	—	—	(8)	—	(8)	—	(8)	8
Balance at March 31, 2025	51,044	$511	$1,047,783	$8,809	$1,057,103	$109,811	$1,166,914	$3,608

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity	Non-Controlling Interest	Total Equity	Redeemable non-controlling interest
Balance at December 31, 2023	21,943	$220	$438,432	$2,681	$441,333	$101,543	$542,876	$967
Common stock issued	4,328	43	89,523	-	89,566	-	89,566	831
Preferred equity issued	-	-	-	-	-	125	125	-
Amortization of restricted stock grants	-	-	25	-	25	-	25	-
Offering costs	-	-	(355)	-	(355)	-	(355)	-
Distribution reinvestments	45	-	944	-	944	1,180	2,124	20
Net income	-	-	-	7,939	7,939	1,666	9,605	31
Share class transfer	25	-	-	-	-	-	-	-
Repurchase of common stock	(7)	-	(154)	-	(154)	-	(154)	-
Distributions to non-controlling interest	-	-	-	-	-	(1,284)	(1,284)	(25)
Distributions declared on common stock	-	-	-	(6,281)	(6,281)	-	(6,281)	-
Balance at March 31, 2024	26,334	$263	$528,415	$4,339	$533,017	$103,230	$636,247	$1,824

See accompanying notes to unaudited condensed consolidated financial statements.

Apollo Realty Income Solutions, Inc.

Condensed Consolidated Statement of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Cash flows from operating activities
Net income	$15,531	$9,636
Adjustments to reconcile net income to net cash provided by operating activities:
Management fee	2,663	1,511
Performance participation allocation	87	203
Depreciation and amortization	2,504	1,455
Straight line rent amortization	(516)	(388)
Above- and below- market lease amortization, net	(153)	(190)
Amortization of discount/premium	(28)	(67)
Amortization of deferred financing costs	261	21
Amortization of restricted stock awards	25	25
Unrealized gain on fair value of investments in real estate debt	(138)	(152)
Realized gain on repayments of real-estate related securities	(44)	(20)
Changes in assets and liabilities:
Other assets	(609)	25
Due to affiliates	(766)	169
Other liabilities	724	1,095
Net cash provided by operating activities	19,541	13,323
Cash flows from investing activities:
Acquisitions of real estate	(75,212)	—
Capital improvements to real estate	(30)	—
Payment of investment acquisition deposit	(2,000)	—
Origination and acquisition of commercial mortgage and mezzanine loans	(29,187)	(65,397)
Purchase of real estate-related securities	(14,962)	—
Add-on fundings of commercial mortgage loans	(76,181)	(81,646)
Repayments of commercial mortgage loans	3,095	—
Repayments from real estate-related securities	6,591	1,230
Net cash used in investing activities	(187,886)	(145,813)
Cash flows from financing activities:
Borrowings from secured debt arrangements	31,002	—
Repayments of secured debt arrangements	(2,579)	—
Payment of deferred financing costs	(35)	—
Proceeds from issuance of common stock	125,640	88,385
Proceeds from issuance of preferred equity	—	125
Distributions paid	(11,129)	(4,500)
Repurchase of common stock	(8,076)	(154)
Offering costs paid	(615)	(94)
Net cash provided by financing activities	134,208	83,762
Net change in cash, cash equivalents and restricted cash	(34,137)	(48,728)
Cash, cash equivalents and restricted cash, beginning of period	82,405	95,205
Cash, cash equivalents and restricted cash, end of period	$48,268	$46,477

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	47,334	46,466
Restricted cash	934	11
Total cash, cash equivalents and restricted cash	$48,268	$46,477
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,049	$363
Non-cash investing and financing activities:
Accrued offering costs due to affiliate	$168	$261
Accrued stockholder servicing fees due to affiliate	$16	$—
Distribution reinvestments	$3,984	$2,144
Distributions accrued and not paid	$5,433	$2,846
Accrued repurchases of common stock	$716	$—
Issuance of Class E shares for payment of management fee	$2,279	$1,181
Redeemable non-controlling interest issuance as Class E units of the Operating Partnership for payment of management fee	$290	$269
Redeemable non-controlling interest issuance as Class E units of the Operating Partnership for payment of performance participation allocation	$443	$562
Allocation to redeemable non-controlling interests	$8	$31

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

As of March 31, 2025, the Company owned six properties, had twenty-five investments in commercial real estate debt, and held thirty-one real estate-related securities. The Company currently operates in two reportable segments: Real Estate and Real Estate Debt. See "Note 17 - Segment Reporting" for additional information.

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

These unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position, results of operations and cash flows have been included. The Company's results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full year or any other future period.

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

Cash and Cash Equivalents

Cash and cash equivalents represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. As of March 31, 2025 and December 31, 2024, the Company held $47.3 million and $82.3 million of cash and cash equivalents, respectively.

Restricted Cash

Restricted cash represents cash held in a deposit account controlled by a third party and tenant security deposits. As of March 31, 2025 and December 31, 2024, the Company held $0.9 million and $0.1 million in restricted cash, respectively.

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

As of March 31, 2025, the Company's investments in real estate debt consisted of commercial mortgage and mezzanine loans secured by real estate assets and real estate-related securities. The Company has elected the fair value option ("FVO") for investments in commercial mortgage and mezzanine loans secured by real estate assets as the Company believes fair value provides a more accurate depiction of the value of these assets. Real-estate related securities meet the criteria to be classified as trading securities under ASC 320, "Investments". The Company generally determines the fair value of its investments in real estate debt by utilizing third-party pricing service providers whenever available.

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

The following table details the Company's assets measured at fair value on a recurring basis ($ in thousands):

	March 31, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in real estate debt	$—	$81,349	$916,690	$998,039	$—	$73,120	$814,066	$887,186
Total	$—	$81,349	$916,690	$998,039	$—	$73,120	$814,066	$887,186

The following table details the Company's assets measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

Investments in Real Estate Debt
Balance as of December 31, 2024	814,066
Originations, acquisitions, and add on fundings	105,368
Repayments	(3,095)
Amortization of discount/premium	28
Included in net income:
Unrealized gain/(loss) from investments in real estate debt	323
Balance as of March 31, 2025	916,690

The following table contains the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy ($ in thousands):

	March 31, 2025
	Fair Value	Valuation Technique	Unobservable Inputs	Rate Range	Weighted Average	Impact to Valuation from an Increase in Input
Assets:
Investments in real estate debt	$916,690	Discounted cash flow	Discount rate	6.50% - 12.12%	8.2%	Decrease

	December 31, 2024
	Fair Value	Valuation Technique	Unobservable Inputs	Rate Range	Weighted Average	Impact to Valuation from an Increase in Input
Assets:
Investments in real estate debt	$814,066	Discounted cash flow	Discount rate	6.50% - 12.13%	8.2%	Decrease

Valuation of liabilities not measured at fair value

As of March 31, 2025 and December 31, 2024, the fair value of the Company's secured debt arrangements and mortgage note was $204.4 million and $176.0 million, respectively, which approximated carrying value. The fair value of the Company's indebtedness is estimated by modeling the cash flows required by the Company's debt arrangements and mortgages and discounting them back to the present value using an appropriate discount rate. Additionally, the Company considers current market rate and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company's indebtedness are considered Level 3.

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

The estimated fair value of acquired in-place leases is the costs the Company would have incurred to lease the properties to the occupancy level of the properties at the date of acquisition. Such estimates include the fair value of leasing commissions, legal costs, and other direct costs that would be incurred to lease the properties to such occupancy levels. Additionally, the Company evaluates the time period over which such occupancy levels would be achieved. Such evaluation includes an estimate of the net market-based rental revenues and net operating costs (primarily consisting of real estate taxes, insurance and utilities) that would be incurred during the lease-up period. Acquired in-place leases as of the date of acquisition are amortized over the remaining lease terms. The amortization of in-place lease intangibles is recorded in depreciation and amortization expense on the Company's condensed consolidated statements of operations.

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

Significant improvements to properties are capitalized, whereas, repairs and maintenance expenses at the Company's properties are expensed as incurred and included in real estate operating expense on the Company's condensed consolidated statements of operations. When an asset is sold, the cost and related accumulated depreciation are removed from the accounts with the resulting gain or loss reflected in the Company's results of operations for the period.

Real estate assets will be evaluated for impairment on a quarterly basis. The Company will consider the following factors when performing its impairment analysis: (1) management, having the authority to approve the action, commits to a plan to sell the asset; (2) significant negative industry and economic outlook or trends; (3) expected material costs necessary to extend the life or operate the real estate asset; and (4) its ability to hold and dispose of the real estate asset in the ordinary course of business. A real estate asset is considered impaired when the sum of estimated future undiscounted cash flows to be generated by the real estate asset over the estimated remaining holding period is less than the carrying value of such real estate asset. An impairment charge is recorded equal to the excess of the carrying value of the real estate asset over the fair value. When determining the fair value of a real estate asset, the Company makes certain assumptions including, but not limited to, consideration of projected operating cash flows, comparable selling prices and projected cash flows from the eventual disposition of the real estate asset based upon its estimate of a capitalization rate and discount rate. As of March 31, 2025, the Company had not recorded any impairments on its investments in real estate.

Investments in Real Estate Debt

The Company's investments in real estate debt consist of commercial mortgage and mezzanine loans secured by real estate and real estate-related securities. The Company has elected the FVO for its commercial mortgage and mezzanine loans secured by real estate. During the three months ended March 31, 2025, real-estate related securities met the criteria to be classified as trading securities under ASC 320, "Investments". Trading securities are recognized on a trade date basis and are carried at fair value. The unrealized gain or loss associated with holding real estate debt investments at fair value are recorded as a component of income from investments in real estate debt on the Company's condensed consolidated statement of operations. For the three months ended March 31, 2025 and 2024 the Company recorded $0.1 million and $0.2 million of unrealized gains on its investments in real estate debt, respectively.

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

The Company evaluates the collectability of receivables related to rental revenue on an individual lease basis. Management exercises judgment in assessing collectability and considers the length of time a receivable has been outstanding, tenant creditworthiness, payment history, available information about the financial condition of the tenant, and current economic trends, among other factors. Tenant receivables that are deemed uncollectible are recognized as a reduction to rental revenue. However, any future cash receipt on leases that are deemed uncollectible will be recorded as income on a cash basis.

Interest income from the Company's investments in real estate debt is recognized over the life of each investment using the effective interest method and is recorded on an accrual basis. Recognition of premiums and discounts associated with these investments is deferred and recorded over the term of the investment as an adjustment to yield. Upfront costs and fees related to items for which the FVO is elected are recognized in earnings as incurred and are not deferred. Interest income, upfront costs and fees are recorded as components of income from investments in real estate debt on the Company's condensed consolidated statements of operations.

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

The restricted stock grants of Class E shares held by the Company's directors are considered to be participating securities because they contain non-forfeitable rights to distributions. The impact of these restricted stock grants on basic and diluted earnings per common share ("EPS") has been calculated using the two-class method whereby earnings are allocated to the restricted stock grants based on dividends declared and the restricted stocks' participation rights in undistributed earnings. As of March 31, 2025 and December 31, 2024, the effects of the two-class method on basic and diluted EPS were not material to the Company's condensed consolidated financial statements.

Organization and Offering Expenses

Organizational expenses are expensed as incurred on the Company's consolidated statement of operations, and offering costs are charged to equity as incurred on Company's consolidated statement of changes in stockholders' equity.

The Adviser and its affiliates advanced $8.0 million of organization and offering expenses on behalf of the Company (including legal, accounting, and other expenses attributable to the Company's organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) through December 22, 2023, and the Company began reimbursing the Adviser for all such advanced expenses ratably over the 60 month period beginning December 22, 2024. Any amount due to the Adviser but not paid is recorded as a component of due to affiliates on the Company's consolidated balance sheet.

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

The following table details the selling commissions, dealer manager fees, and stockholder servicing fees for each applicable share class as of March 31, 2025:

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

The Dealer Manager has entered into agreements with selected dealers that agree to distribute the Company's shares in the Offering, which will provide, among other things, for the reallowance of the full amount of the selling commissions and stockholder servicing fees to such selected dealers. The Company will cease paying the stockholder servicing fee with respect to any Class S share, Class D share, Class F-S share, or Class F-D share held in a stockholder's account at the end of the month in which the total selling commissions, dealer manager fees and stockholder servicing fees paid with respect to such shares would exceed, in the aggregate, 8.75% of the gross proceeds from the sale of such share. There will not be a stockholder servicing fee, upfront selling commission or dealer manager fee with respect to Class I shares, Class F-I shares, Class A-I shares, Class A-II shares, and Class A-III shares. The Company will accrue the cost of the stockholder servicing fee as an offering cost at the time of each Class S share, Class D share, Class F-S share, and Class F-D share is sold during the primary offering. As of March 31, 2025, the Company had accrued $15 thousand of stockholder servicing fees related to Class S and Class D shares sold. No Class F-S or Class F-D shares have been sold. Such fees are recorded as a component of due to affiliates on the Company's condensed consolidated balance sheet.

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

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board ("FASB") issued ASU 2024-03 "Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses" ("ASU 2024-03"). ASU 2024-03 requires disaggregation of certain expense captions in financial statement disclosures for each interim and annual reporting period.

This guidance is effective for annual periods starting after December 15, 2026, and interim periods after December 15, 2027, with early adoption permitted. It is to be adopted on a prospective basis with the option to apply retrospectively. The Company has not early adopted ASU 2024-03 and is currently evaluating its impact. The Company does not expect it to materially affect its consolidated financial statements.

Note 3 - Investments in Real Estate

Investments in real estate, net, consisted of the following ($ in thousands):

	March 31, 2025	December 31, 2024
Building and building improvements	$278,260	$219,684
Land and land improvements	32,931	29,244
Furniture, fixtures and equipment	1,094	1,094
Tenant improvements	2,513	2,513
Total	314,798	252,535
Accumulated depreciation	(8,490)	(6,868)
Investment in real estate, net	$306,308	$245,667

Acquisitions

During the three months ended March 31, 2025, the Company acquired one industrial property, 2865 Charter Street, for $75.2 million.

During the year ended December 31, 2024, the Company acquired $107.2 million of real estate investments, which were comprised of one multifamily property and one industrial property.

The following table provides further details of the properties acquired during the three months ended March 31, 2025 and the year ended December 31, 2024 ($ in thousands):

	Property Type	Acquisition Date	Total Purchase Price (1)
2025 Acquisitions:
2865 Charter Street	Industrial	March 2025	$75,212
Total 2025 acquisitions			$75,212
2024 Acquisitions:
PepsiCo / Quaker Distribution Center (4553 Cayce Road)	Industrial	May 2024	57,839
The Beckett	Multifamily	May 2024	49,402
Total 2024 acquisitions			$107,241

(1) Purchase price is inclusive of closing costs.

The following table summarizes the purchase price allocation for the property acquired during the three months ended March 31, 2025, 2865 Charter Street, and for the properties acquired during the year ended December 31, 2024 ($ in thousands):

	March 31, 2025	December 31, 2024
Building and building improvements	$58,573	$86,888
Land and land improvements	3,659	6,404
In-place lease intangibles	12,614	9,950
Furniture, fixtures and equipment	—	1,094
Tenant improvements	—	1,892
Above-market lease intangibles	366	1,013
Total purchase price	$75,212	$107,241

Intangible assets are recorded in other assets on the accompanying condensed consolidated balance sheet. The intangibles of the properties are amortized over the remaining lease terms that they were derived from. As a result, the Company's intangibles have a weighted average amortization period of approximately 13 years. As of March 31, 2025 and December 31, 2024, the Company did not recognize any impairment on its real estate investments.

Note 4 - Investments in Real Estate Debt

The following table details the Company's investments in real estate debt as of March 31, 2025 ($ in thousands):

	March 31, 2025
Type of Investment in Real Estate Debt	Number of Positions	Weighted Average Coupon (1)	Weighted Average Maturity Date (2)	Face Amount	Cost Basis	Fair Value
Commercial mortgage loan	23	7.9%	August 2028	$804,265	$804,020	$804,190
Mezzanine loan	2	10.6%	April 2028	112,500	112,500	112,500
Real estate-related securities (3)	31	5.9%	May 2038	81,445	81,209	81,349
Total investments in real estate debt:	56	7.8%	June 2029	$998,210	$997,729	$998,039

The following table details the Company's investments in real estate debt as of December 31, 2024 ($ in thousands):

	December 31, 2024
Type of Investment in Real Estate Debt	Number of Positions	Weighted Average Coupon (1)	Weighted Average Maturity Date (2)	Face Amount	Cost Basis	Fair Value
Commercial mortgage loan	21	7.9%	May 2028	$701,742	$701,720	$701,566
Mezzanine loan	2	10.6%	April 2028	112,500	112,500	112,500
Real estate-related securities (3)	29	6.0%	April 2038	73,035	72,794	73,120
Total investments in real estate debt:	52	8.1%	March 2029	$887,277	$887,014	$887,186

(1)
Based on applicable benchmark rates as of March 31, 2025 and December 31, 2024, respectively.
(2)
Weighted average maturity date is based on fully extended maturity.
(3)
The Company's real estate-related securities consist of floating-rate commercial mortgage backed securities ("CMBS").

The table below details the type of properties securing the loans in the Company's portfolio at the dates indicated ($ in thousands):

	March 31, 2025		December 31, 2024
Property Type	Fair Value	% of Portfolio	Fair Value	% of Portfolio
Multifamily	$372,878	40.6%	$353,208	43.2%
Data Center	209,152	22.8%	143,836	17.7%
Hotel	119,777	13.1%	119,360	14.7%
Industrial	99,761	10.9%	99,761	12.3%
Production Studios	51,061	5.6%	36,260	4.5%
Self-Storage	41,327	4.5%	40,700	5.0%
Life Sciences	22,734	2.5%	20,941	2.6%
Total	$916,690	100.0%	$814,066	100.0%

The table below details the geographic distribution of the properties securing the loans in the Company's portfolio at the dates indicated ($ in thousands):

	March 31, 2025		December 31, 2024
Geographic Location	Fair Value	% of Portfolio	Fair Value	% of Portfolio
Northeast	308,129	33.6%	300,299	36.9%
West	252,941	27.6%	204,847	25.2%
Mid-Atlantic	141,969	15.5%	126,149	15.5%
Southwest	102,829	11.2%	76,523	9.4%
Midwest	76,875	8.4%	74,116	9.1%
Southeast	33,947	3.7%	32,132	3.9%
Total	$916,690	100.0%	$814,066	100.0%

The total income from investments in real estate debt disclosed on the Company's condensed consolidated statement of operations relates to interest income, upfront fees, amortization of premiums/discounts, and realized and unrealized gain/(loss) on these investments in real estate debt. For the three months ended March 31, 2025 and 2024 the Company recorded $0.1 million and $0.2 million of unrealized gains on its investments in real estate debt, respectively. For the three months ended March 31, 2025 and 2024, realized gains on investments in real estate debt were de minimis.

Note 5 - Other Assets

The following table details the components of the Company's other assets at the dates indicated ($ in thousands):

	March 31, 2025	December 31, 2024
Real estate intangibles, net	$44,895	$32,841
Interest receivable	5,547	5,017
Straight-line rent receivable	4,113	3,597
Investment acquisition deposit	2,000	—
Other	968	891
Total	$57,523	$42,346

Note 6 - Intangibles

The gross carrying amount and accumulated amortization of the Company's intangible assets consisted of the following as of the dates indicated ($ in thousands):

	March 31, 2025	December 31, 2024
Intangible assets:
In-place lease intangibles	$48,927	$36,313
Above-market lease intangibles	1,704	1,338
Total intangible assets	50,631	37,651
Accumulated amortization:
In-place lease amortization	(5,554)	(4,672)
Above-market lease amortization	(182)	(138)
Total real estate intangible assets, net	$44,895	$32,841
Intangible liabilities
Below-market lease intangibles	$(10,855)	$(10,855)
Total intangible liabilities	(10,855)	(10,855)
Accumulated amortization:
Below-market lease amortization	1,211	1,014
Total real estate intangible liabilities, net	$(9,644)	$(9,841)

The estimated future amortization on the Company's intangibles for each of the next five years and thereafter as of March 31, 2025, is as follows ($ in thousands):

	In-Place Lease Intangibles	Above-Market Intangibles	Below-Market Intangibles
2025 (remaining)	3,283	153	(581)
2026	4,334	202	(775)
2027	4,334	202	(775)
2028	4,316	202	(766)
2029	4,316	202	(766)
2030	4,334	202	(775)
Thereafter	18,456	359	(5,206)
	$43,373	$1,522	$(9,644)

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

The following table summarizes the fixed and variable components of the Company's operating leases ($ in thousands):

	Three Months Ended March 31,
	2025	2024
Fixed lease payments	$5,171	$3,070
Variable lease payments	937	403
Lease Revenue	$6,108	$3,473
Above- and below-market lease amortization	153	190
Rental Revenue	$6,261	$3,663

The following table presents the undiscounted future minimum rents the Company expects to receive for its industrial, retail and multifamily properties as of March 31, 2025 ($ in thousands):

Year	Future Minimum Rents
2025 (remaining)	15,826
2026	19,984
2027	20,334
2028	20,875
2029	21,123
2030	21,619
Thereafter	116,281
Total	$236,042

Note 8 - Mortgage Notes

As of March 31, 2025 and December 31, 2024, the Company had a $36.0 million, non-amortizing, mortgage loan secured by one of its real estate equity properties. The loan has a fixed interest rate of 6.05% and a five year term with a maturity date in November 2028. At March 31, 2025 and December 31, 2024, the mortgage note is carried net of unamortized deferred financing costs of $0.3 million and $0.4 million, respectively, on the Company's condensed consolidated balance sheet. During both the three months ended March 31, 2025 and 2024, the Company recorded $21 thousand of deferred financing cost amortization which is included within interest expense in the condensed consolidated statement of operations. The Company is in compliance with all covenants as of March 31, 2025.

Note 9 - Secured Debt Arrangements

Certain indirect subsidiaries (the "Sellers") of the Company have entered into a Master Repurchase Agreement with JPMorgan Chase Bank, National Association (the "JPM Repurchase Facility"). The JPM Repurchase Facility provides for a maximum aggregate purchase price of $250.0 million and has a three-year term plus two one-year extension options. Subject to the terms and conditions thereof, the JPM Repurchase Facility provides for the purchase, sale and repurchase of senior mortgage loans and participation interests in performing senior mortgage loans that are secured directly or indirectly by properties. The Operating Partnership has agreed to provide a limited guarantee of the obligations of the Sellers under the JPM Repurchase Facility. The Company may be required to provide additional collateral in the form of cash, securities, or other assets if the market value of the Company's pledged commercial mortgage loans decline. As further discussed in Note 18 - Subsequent Events, subsequent to quarter-end, the maximum aggregate purchase price of the JPM Repurchase Facility was increased from $250.0 million to $400.0 million.

The Company's borrowings under secured debt arrangements at March 31, 2025 and December 31, 2024 are detailed in the following table ($ in thousands):

	March 31, 2025				December 31, 2024
	Maximum Amount of Borrowings	Borrowings Outstanding	Weighted Average Borrowing Costs	Maturity Date (1)	Maximum Amount of Borrowings	Borrowings Outstanding	Weighted Average Borrowing Costs	Maturity Date (1)
JPM Repurchase Facility	$250,000	$168,407	SOFR + 2.42%	October 2028	$250,000	$139,985	SOFR + 2.42%	October 2028
Less: Unamortized deferred financing costs	N/A	(861)			N/A	(1,065)
	$250,000	$167,546			$250,000	$138,920
(1)
Maturity date assumes extensions at the Company's option are exercised with consent of the financing provider.

At March 31, 2025, the Company's borrowings had the following maturities ($ in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
JPM Repurchase Facility	$14,971	47,100	106,336	-	$168,407

The table above assumes extensions at the Company's option are exercised with consent of financing providers, where applicable.

Debt Covenants

The guarantees related to the Company's secured financing contains the following financial covenants: (i) while tangible net worth is equal to or less than $450.0 million, the Company's NAV is not permitted to decline by 20% from the preceding quarter or 40% from the preceding calendar year; (ii) NAV cannot decline by 50% or more from the Company's NAV at the time of closing the JPM Repurchase Agreement; (iii) the Company's ratio of total indebtedness to tangible net worth cannot be greater than 3.00:1; and (iv) the Company's liquidity cannot be less than an amount equal to the greater of 5% of total recourse indebtedness or $30.0 million.

The Company was in compliance with the covenants under its secured financing as of March 31, 2025 and December 31, 2024. The impact of macroeconomic conditions on the commercial real estate markets and global capital markets, including increased interest rates, changes to fiscal and monetary policy, slower economic growth or recession, labor shortages, and recent distress in the banking sector, may make it more difficult to meet or satisfy these covenants in the future.

Note 10 - Other Liabilities

The following table details the components of the Company's other liabilities at the date indicated ($ in thousands):

	March 31, 2025	December 31, 2024
Below market lease intangibles, net	$9,644	$9,841
Distribution payable	5,433	4,859
Accounts payable and accrued expenses	4,252	3,035
Real estate taxes payable	826	2,198
Accrued repurchases of common stock	716	1,385
Total	$20,871	$21,318

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

The Special Limited Partner holds a performance participation interest in the Operating Partnership that entitles it to receive an allocation from the Operating Partnership on Class S shares, Class D shares, and Class I shares equal to 12.5% of the annual Total Return, subject to a 5% annual Hurdle Amount and a High Water Mark, with a Catch-Up (each term as defined in the limited partnership agreement of the Operating Partnership, by and among the Company, as general partner, the Special Limited Partner and the limited partners party thereto from time to time (as amended, restated or otherwise modified from time to time, the "Limited Partnership Agreement")). On Class F-S shares, Class F-D shares, and Class F-I shares, the Special Limited Partner is entitled to receive an allocation equal to 9.0% of the annual Total Return, subject to a 5% annual Hurdle Amount and a High Water Mark, with a Catch-Up (each term as defined in the Limited Partnership Agreement). Such allocation will accrue monthly and be paid annually. There is no performance participation interest with respect to Class A-I shares, Class A-II shares, Class A-III shares, and Class E shares. The performance participation interest is paid, at the Adviser's election, in cash, Class E shares, Class E units or any combination thereof. During the three months ended March 31, 2025 and 2024, the Company accrued $0.1 million and $0.2 million of performance participation allocation, respectively.

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

The Company has engaged Nations Land Services, L.P. ("Nations"), a title agent company affiliated with Apollo. Nations acts as a title agent in facilitating and issuing title insurance in connection with investments by the Company, affiliates, and related parties, and third parties. Apollo receives distributions from Nations in connection with investments by the Company based on its equity interest in Nations. In each case, there will be no related offset to the Company. During the three months ended March 31, 2025, the Company incurred $0.1 million of expenses for services provided by Nations.

In February 2025, the Company engaged Lyra Client Solutions Holdings, LLC ("Lyra"), an end-to-end client service platform affiliated with Apollo. Lyra provides administration, data management, trade operations, investor onboarding and servicing, technology and other similar services for institutional, global wealth, global family office and retail investors. During the three months ended March 31, 2025, the Company did not incur any expenses for services provided by Lyra.

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

The Dealer Manager is entitled to receive selling commissions of up to 3.0%, and dealer manager fees of up to 0.5%, of the transaction price of each Class S share and Class F-S share sold in the primary offering; however, such amounts may vary at certain participating broker-dealers, provided that the sum will not exceed 3.5% of the transaction price. Participating broker-dealers are third-party broker-dealers engaged by the Dealer Manager to participate in the distribution of shares of the Company's common stock. The Dealer Manager is also entitled to receive selling commissions of up to 1.5% of the transaction price of each Class D share and Class F-D share sold in the primary offering. The Dealer Manager also receives a stockholder servicing fee of 0.85% and 0.25% per annum of the aggregate NAV of the Company's outstanding Class S and F-S shares and Class D and F-D shares, respectively. The Dealer Manager has entered into agreements with selected dealers that agree to distribute the Company's shares in the Offering, which will provide, among other things, for the reallowance of the full amount of the selling commissions and stockholder servicing fees to such selected dealers. The Company will cease paying the stockholder servicing fee with respect to any Class S share, Class D share, Class F-S share, or Class F-D share held in a stockholder's account at the end of the month in which the total selling commissions, dealer manager fees and stockholder servicing fees paid with respect to such shares would exceed, in the aggregate, 8.75% of the gross proceeds from the sale of such shares. The Company will accrue the cost of the stockholder servicing fee as an offering cost at the time each Class S share, Class F-S share, Class D share, and Class F-D share is sold during the primary offering. There will not be a stockholder servicing fee, upfront selling commission or dealer manager fee with respect to Class I shares, Class F-I shares, Class A-I shares, Class A-II shares, and Class A-III shares.

From time to time, the Company makes co-investments in commercial mortgage and mezzanine loans alongside Apollo affiliates. As of March 31, 2025, all of the Company's investments in commercial mortgage and mezzanine loans were pari-passu co-investments with Apollo affiliates.

The Company may also offer Class E shares, which will only be available to certain of Apollo's affiliates, directors and employees, in one or more private placements. These shares are not being offered to the public pursuant to the Offering and will not incur any upfront selling costs, ongoing servicing costs, management fee or performance participation allocation.

Apollo ARIS Holdings LLC, an indirect wholly-owned subsidiary of Apollo, has elected to reinvest the dividends declared on its Class F-I shares, which resulted in the issuance of 148 and 115 additional Class F-I shares during the three months ended March 31, 2025 and 2024, respectively.

An affiliate of Apollo has elected to reinvest its dividends declared on its Class A-I units, which resulted in the issuance of 71,916 and 56,702 additional Class A-I units during the three months ended March 31, 2025 and 2024, respectively.

Due to Affiliates

The following table details the Company's expenses that are due to its Adviser:

	March 31, 2025	December 31, 2024
Organization and offering	$7,545	$7,944
General and administrative	6,935	7,301
Management fee payable	921	828
Accrued performance participation allocation	87	443
Accrued stockholder servicing fee	15	15
Total	$15,503	$16,531

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

Management Fee Payable

The Adviser is entitled to a management fee equal to 1.25% of NAV per annum, payable monthly on Class S shares, Class D shares, and Class I shares. The Adviser will be paid a management fee equal to 1.0% of NAV per annum, payable monthly on Class F-S shares, Class F-D shares, Class F-I shares, and Class A-I shares. The Adviser will be paid a management fee equal to 1.0% of NAV for Class A-II shares per annum payable monthly; and provided that, for the period from April 1, 2023 through September 1, 2026, this management fee will be reduced to 0.92% of NAV for Class A-II shares per annum payable monthly. The Adviser will be paid a management fee equal to 1.0% of NAV for Class A-III shares per annum payable monthly; and provided that, for the period from April 1, 2023 through January 2, 2027, this management fee will be reduced to 0.85% of NAV for Class A-III shares per annum payable monthly. The management fee will be paid, at the Adviser's election, in cash, Class E shares, Class E units or any combination thereof. During the three months ended March 31, 2025, the Company incurred $2.7 million of management fees.

During the three months ended March 31, 2025, the Company issued 106,745 Class E shares and 13,577 Class E units to the Adviser as payment for its management fee. The shares and units issued to the Adviser for payment of the management fee were issued at the applicable NAV per share/unit at the end of each month for which the fee was earned, in reliance upon the exemption from registration set forth in Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act"). The Adviser did not submit any repurchase requests for any shares or Operating Partnership units previously issued as payment for the management fee during the three months ended March 31, 2025.

The Adviser has elected to reinvest the dividends declared on the shares and Operating Partnership units issued for its management fee. In connection with such dividend reinvestment, the Company issued (i) 7,143 Class E shares and (ii) 1,710 Class E units to the Adviser in lieu of cash for the dividends paid during the three months ended March 31, 2025.

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

The performance participation interest is accrued monthly and paid annually. During the three months ended March 31, 2025, the Company issued 20,744 Class E units to the Special Limited Partner in satisfaction of the performance participation allocation earned during the year ended December 31, 2024. The Operating Partnership units issued to the Special Limited Partner for payment of the performance participation allocation were issued at the applicable NAV per share/unit as of December 31, 2024, in reliance upon the exemption from registration set forth in Section 4(a)(2) of the Securities Act. The Special Limited Partner did not submit any repurchase requests for any Operating Partnership units previously issued as payment of the performance participation allocation during the three months ended March 31, 2025.

Accrued Stockholder Servicing Fee

The Company accrues the full amount of the future stockholder servicing fees payable to the Dealer Manager, up to 8.75% of the gross proceeds limit, at the time such shares are sold. The Dealer Manager has entered into agreements with the selected dealers distributing the Company's shares as part of its continuous public offering, that provide, among other things, for the payment of the full amount of the selling commissions and dealer manager fee, and all or a portion of the stockholder servicing fees received by the Dealer Manager to such selected dealers.

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

The following table summarizes the grants, vesting and forfeitures of restricted common stock during the three months ended March 31, 2025:

	Restricted Stock	Grant Date Fair Value ($ in thousands)
Outstanding as of December 31, 2024	4,763	100
Granted	—	—
Vested	—	—
Forfeiture	—	—
Outstanding as of March 31, 2025	4,763	100

Restricted Stock Grants

No shares were issued pursuant to the 2022 Equity Incentive Plan during the three months ended March 31, 2025.

During the three months ended March 31, 2025, the Company recorded $25 thousand of restricted stock amortization as general and administrative expenses in the condensed consolidated statement of operations. There is no unrecognized compensation cost as of March 31, 2025.

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

As of March 31, 2025 and December 31, 2024, the Company had the following classes of common stock authorized, issued and outstanding:

	March 31, 2025		December 31, 2024
Classification	Shares Authorized	Shares Issued and Outstanding	Shares Authorized	Shares Issued and Outstanding
Preferred Stock, $0.01 par value per share	100,000,000	—	100,000,000	—
Class S Shares, $0.01 par value per share	100,000,000	5,750	100,000,000	5,750
Class D Shares, $0.01 par value per share	100,000,000	4,772	100,000,000	4,715
Class I Shares, $0.01 par value per share	100,000,000	1,072,380	100,000,000	1,017,717
Class F-S Shares, $0.01 par value per share	100,000,000	—	100,000,000	—
Class F-D Shares, $0.01 par value per share	100,000,000	—	100,000,000	—
Class F-I Shares, $0.01 par value per share	100,000,000	1,566,717	100,000,000	1,565,701
Class A-I Shares, $0.01 par value per share	100,000,000	18,142,324	100,000,000	16,582,608
Class A-II Shares, $0.01 par value per share	100,000,000	—	100,000,000	—
Class A-III Shares, $0.01 par value per share	100,000,000	29,656,283	100,000,000	25,546,118
Class E Shares, $0.01 par value per share	100,000,000	595,340	100,000,000	489,542
Total	1,100,000,000	51,043,566	1,100,000,000	45,212,151

Common Stock

The following table details the movement in the Company's outstanding shares of common stock:

	Class S	Class D	Class I	Class F-I	Class A-I	Class A-III	Class E
Beginning balance, December 31, 2024	5,750	4,715	1,017,717	1,565,701	16,582,608	25,546,118	489,542
Common stock issued	—	—	51,629	—	1,652,390	4,213,973	110,501
Repurchase of common stock	—	—	—	(2,443)	(182,844)	(112,835)	(11,990)
Dividend reinvestment	—	57	3,034	3,459	90,170	9,027	7,287
Share class transfer	—	—	—	—	—	—	—
Ending balance, March 31, 2024	5,750	4,772	1,072,380	1,566,717	18,142,324	29,656,283	595,340

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

The following tables detail the aggregate distributions declared for each applicable class of common stock for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025
	Class S	Class D	Class I	Class F-I	Class A-I	Class A-III	Class E
Aggregate gross distribution declared per share of common stock	$0.3363	$0.3363	$0.3363	$0.3363	$0.3363	$0.3363	$0.3363
Management fee per share of common stock	(0.0663)	(0.0663)	(0.0663)	(0.0525)	(0.0534)	(0.0453)	—
Stockholder servicing fee per share of common stock	(0.0440)	(0.0131)	—	—	—	—	—
Net distribution declared per share of common stock	$0.2260	$0.2569	$0.2700	$0.2838	$0.2829	$0.2910	$0.3363

	Three Months Ended March 31, 2024
	Class I	Class F-I	Class A-I	Class A-II	Class E
Aggregate gross distribution declared per share of common stock	$0.2041	$0.3013	$0.3013	$0.3013	$0.3013
Management fee per share of common stock	(0.0436)	(0.0518)	(0.0524)	(0.0482)	—
Net distribution declared per share of common stock	$0.1605	$0.2495	$0.2489	$0.2531	$0.3013

Repurchases

During the three months ended March 31, 2025, the Company repurchased 182,844 Class A-I shares, 112,835 Class A-III shares, 2,443 Class F-I shares and 11,990 Class E shares for a total of $6.6 million.

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

During the three months ended March 31, 2025, the Company issued 13,577 Class E units to the Adviser for the management fee earned on the Operating Partnership units issued to an affiliate of Apollo.

During the three months ended March 31, 2025, the Company issued 20,744 Class E units to the Special Limited Partner in satisfaction of the performance participation allocation.

The redeemable non-controlling interest is recorded at the greater of the carrying amount, adjusted for its share of income or loss and dividends, or the redemption value, which is equivalent to fair value, of such Class E units at the end of the measurement period. Accordingly, the Company recorded an allocation adjustment between Additional paid-in capital and redeemable non-controlling interest of $8 thousand during the three months ended March 31, 2025 to reflect their redemption value.

The following table details the redeemable non-controlling interest activity related to the Adviser for the three months ended March 31, 2025 ($ in thousands):

Adviser
Balance at December 31, 2024	$2,817
Settlement of management fees	290
Settlement of performance participation allocation	443
GAAP income allocation	54
Distributions	(55)
Reinvestment of distributions	51
Fair value allocation	8
Balance at March 31, 2025	$3,608

Non-Controlling Interests - Operating Partnership Unitholders

On December 22, 2022, the Company issued 5,000,000 Class A-I units to an affiliate of Apollo for the aggregate consideration of $100.0 million in a private placement. Operating Partnership units are subject to the same fees as the corresponding classes of common stock and do not have any preferential rights relative to the Company's interest in the Operating Partnership.

Currently all Operating Partnership unitholders have elected to reinvest their dividends. In connection with such dividend reinvestment, in lieu of cash for dividends paid during the three months ended March 31, 2025, the Company issued 71,916 Class A-I units.

Non-Controlling Interests Attributable to Preferred Stockholders

A subsidiary of the Company elected to be taxed as a REIT for U.S. federal income tax purposes. This subsidiary has issued preferred non-voting shares to be held by investors to ensure compliance with the Code requirement that REITs have at least 100 shareholders. The preferred shares have a face amount of $1,000 and carry a 12.0% annual dividend payable semi-annually. As of March 31, 2025, this subsidiary had $125,000 of preferred non-voting shares outstanding.

Note 15 - Earnings per Share

The Company's net income (loss) and weighted average number of shares outstanding for the three months ended March 31, 2025, and the three months ended March 31, 2024, consists of the following (in thousands except per share information):

Basic and Diluted Net Loss per Share Attributable to ARIS Stockholders	Three Months Ended March 31,
	2025	2024
Numerator:
Net income (loss) attributable to ARIS stockholders	$13,949	$7,939
Denominator:
Basic and diluted weighted average shares of common stock outstanding (1)	48,945	24,902
Basic and diluted net income (loss) per share of common stock	$0.28	$0.32

(1) The weighted average shares of common stock outstanding are inclusive of outstanding restricted stock grants, the impact of which is not material to the basic and diluted net income (loss) per share of common stock.

Note 16 - Commitments and Contingencies

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2025 and December 31, 2024, the Company was not subject to any material litigation nor is the Company aware of any material litigation threatened against it.

As of March 31, 2025, the Company had $422.4 million of unfunded commitments related to its investments in real estate debt. The timing and amounts of fundings are uncertain as these commitments relate to loans for construction costs, capital expenditures, leasing costs, interest and carry costs, among others. As such, the timing and amounts of future fundings depend on the progress and performance of the underlying assets of the Company's investments in real estate debt.

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

Segment information is utilized by the Company's chief operating decision maker (the "CODM") to assess performance and to allocate resources. The CODM is the Company's senior executive committee, comprised of its chief executive officer, chief operating officer and chief financial officer. Segment net operating income ("Segment NOI") is the key performance measure used by the CODM in evaluating the performance of each reportable segment. The CODM uses Segment NOI to make key operating decisions, such as identifying attractive investment opportunities and/or dispositions of existing investments, determining the sources and suitable level of leverage used to finance the Company's investments and deciding the appropriate amount and timing of its distributions.

Segment NOI for the Real Estate segment is calculated as revenue less rental operating expenses. Segment NOI for the Real Estate Debt segment is equal to income from investments in real estate debt. Segment NOI excludes corporate level transactions.

The following table sets forth the total assets by segment as of March 31, 2025 and December 31, 2024 ($ in thousands):

	March 31, 2025	December 31, 2024
Real Estate	$358,284	$282,996
Real Estate Debt	1,003,586	892,203
Other Corporate	48,268	82,405
Total Assets	$1,410,138	$1,257,604

The following table sets forth the financial results by segment for the three months ended March 31, 2025 ($ in thousands):

	Real Estate	Real Estate Debt	Other Corporate	Total
Revenue				—
Rental revenue	$6,261	$—	$—	$6,261
Total revenues	6,261	—	—	6,261
Segment Expenses
Rental property operating	(1,405)	—	—	(1,405)
Total segment expenses	(1,405)	—	—	(1,405)
Income from investments in real estate debt	—	19,848	—	19,848
Segment net operating income	$4,856	$19,848	$—	$24,704
Other income and expenses
Other income	$—	$—	$1,342	$1,342
Interest expense, net	—	—	(3,541)	(3,541)
Depreciation and amortization	(2,504)	—	—	(2,504)
General and administrative	—	—	—	(1,720)
Management fee	—	—	—	(2,663)
Performance participation allocation	—	—	—	(87)
Total other income and expenses	(2,504)	—	(2,199)	(9,173)
Net income				$15,531
Net income attributable to non-controlling interests in the Operating Partnership				$1,582
Net income attributable to ARIS stockholders				$13,949

The following table sets forth the financial results by segment for the three months ended March 31, 2024 ($ in thousands):

	Real Estate	Real Estate Debt	Other Corporate	Total
Revenue				—
Rental revenue	$3,663	$—	$—	$3,663
Total revenues	3,663	—	—	3,663
Segment Expenses
Rental property operating	(573)	—	—	(573)
Total segment expenses	(573)	—	—	(573)
Income from investments in real estate debt	—	11,114	—	11,114
Segment net operating income	$3,090	$11,114	$—	$14,204
Other income and expenses
Other income	$—	$—	$908	$908
Interest expense, net	—	—	(770)	(770)
Depreciation and amortization	(1,455)	—	—	(1,455)
General and administrative	—	—	—	(1,537)
Management fee	—	—	—	(1,511)
Performance participation allocation	—	—	—	(203)
Total other income and expenses	(1,455)	—	138	(4,568)
Net income				$9,636
Net income attributable to non-controlling interests in the Operating Partnership				$1,697
Net income attributable to ARIS stockholders				$7,939

Note 18 - Subsequent Events

Subsequent to the three months ended March 31, 2025, the following events took place:

Capital Raising: On April 18, 2025, the Company filed a registration statement on Form S-11 with the SEC for its follow-on public offering of up to $5.0 billion in shares of its common stock (in any combination of six classes of shares of its common stock, Class S shares, Class D shares, Class I shares, Class F-I shares, Class A-I shares, and Class A-III shares with a dollar value up to the maximum offering amount), consisting of up to $4.0 billion in shares of common stock in the Company's primary offering and up to $1.0 billion in shares of common stock pursuant to the Company's distribution reinvestment plan. The registration statement has not yet been declared effective.

Investment Activity: The Company originated a $96.7 million first mortgage secured by a portfolio of self-storage properties ($92.1 million funded at close). Additionally, the Company funded approximately $45.1 million for previously closed mortgage loans. Further, the $2.0 million refundable deposit the Company funded during the quarter for a potential acquisition became non-refundable, and the Company funded an additional $3.4 million in non-refundable deposits.

Loan Repayments: The Company received approximately $111.0 million from loan repayments.

Financing Activity: The Company increased the maximum aggregate purchase price of the JPM Repurchase Facility from $250.0 million to $400.0 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References herein to "Apollo Realty Income Solutions," "ARIS," "Company," "we," "us," or "our" refer to Apollo Realty Income Solutions, Inc. and its subsidiaries unless the context specifically requires otherwise.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical data, this discussion contains forward-looking statements about our business, operations, and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed in Part I. Item 1A - "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 21, 2025.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of forward-looking terminology such as "believe", "expect", "anticipate", "estimate", "plan", "continue", "intend", "should", "may" or similar expressions, or the negatives thereof. These may include our financial projections and estimates and their underlying assumptions, statements about plans, objectives and expectations with respect to future operations, statements with respect to acquisitions, statements regarding future performance and statements regarding identified but not yet closed acquisitions. Such forward-looking statements are inherently uncertain and there are or may be important factors that could cause actual outcomes or results to differ materially from those indicated in such statements. We believe these factors also include but are not limited to those described under the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 21, 2025, and any such updated factors included in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this document (or our prospectus and other filings). Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future developments or otherwise.

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

As of May 7, 2025, we have issued (i) 54,061,803 shares of our common stock (consisting of 32,360,597 Class A-III shares, 151,835 Class A-II shares, all of which were either exchanged for Class A-III shares on, or repurchased prior to, November 4, 2024, 18,800,230 Class A-I shares, 1,615,954 Class F-I shares, 1,122,760 Class I shares, 4,677 Class D shares and 5,750 Class S shares) in our primary offering for total proceeds of $1.1 billion and (ii) 481,667 shares of our common stock (consisting of 34,821 Class A-III shares, 379,781 Class A-I shares, 55,252 Class F-I shares, 11,698 Class I shares, and 115 Class D shares) pursuant to our distribution reinvestment plan for a total value of $10.1 million. We have contributed the net proceeds from the sale of our Class S shares, Class D shares, Class I shares, Class F-I shares, Class A-I shares, Class A-II and Class A-III shares to the Operating Partnership in exchange for a corresponding number of Class S units, Class D Units, Class I units, Class F-I units, Class A-I units, Class A-II units, and Class A-III units. The Operating Partnership has primarily used the net proceeds to make investments in real estate, real estate debt and real estate-related securities, as further described below under "Portfolio". We intend to continue selling shares of our common stock on a monthly basis through the Offering and private offerings.

We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from acquiring properties or real estate debt.

Q1 Highlights

Operating and Capital Raise Results:

•
We raised $127.8 million, inclusive of $2.2 million from our distribution reinvestment plan, of net proceeds in the Offering during the three months ended March 31, 2025.
•
Declared monthly net distributions totaling $15.7 million for the three months ended March 31, 2025.
•
The details of our annualized distribution rates and total returns for the three months ended March 31, 2025 are shown in the following table:

	Class S	Class D	Class I	Class F-I	Class A-I	Class A-III
Annualized Distribution Rate(1)	4.3%	4.8%	5.2%	5.4%	5.3%	5.5%
Year-to-Date Total Return, without upfront selling commissions(2)	1.1%	1.3%	1.3%	1.4%	1.6%	1.6%
Inception-to-Date Total Return, without upfront selling commissions(2)	5.5%	6.0%	6.3%	6.3%	7.8%	7.2%
Inception-to-Date Total Return, assuming maximum upfront selling commissions(2)	1.6%	2.9%	N/A	N/A	N/A	N/A
(1)
Reflects the distribution amount as of March 31, 2025 annualized and divided by the prior month's NAV, which is inclusive of all fees and expenses.
(2)
Total return is calculated as the change in NAV per share during the period, plus distributions per share (assuming distributions are reinvested in accordance with our distribution reinvestment plan) divided by the NAV per share at the beginning of the period. Inception-to-Date returns are annualized.

Investing and Financing Activity:

•
Acquired a 179,000 square foot cold-storage industrial property located in Columbus, OH, 2865 Charter Street, for $75.2 million, inclusive of credits received against the original purchase price. The property is 100% leased with approximately 15 years of remaining lease term.
•
Committed $100.0 million of capital to new commercial mortgage loans (with $29.2 million funded at closing) and provided $76.2 million of add-on fundings to existing commercial mortgage loans during the three months ended March 31, 2025
•
Purchased $15.0 million of real estate-related securities and received $6.6 million of repayments from real estate-related securities, resulting in a $44 thousand realized gain.
•
Actively utilized available capacity under our secured debt arrangements, obtaining $28.4 million of net proceeds from the JPM Repurchase Facility.
•
As of March 31, 2025, our leverage ratio was 0.2x. Our leverage ratio is calculated by dividing (i) the fair value of asset-specific and corporate level debt by (ii) NAV.

Current Portfolio:

•
Our current portfolio as of March 31, 2025 consisted of investments in real estate debt (approximately 73% based on fair value) and investments in real estate (approximately 27% based on fair value).
•
Our investments in real estate debt as of March 31, 2025 consisted of floating-rate commercial mortgage loans (approximately 81% based on fair value), fixed-rate mezzanine loans (approximately 11% based on fair value) and real estate-related securities (approximately 8% based on fair value). The collateral for our commercial mortgage loans and mezzanine loans consisted primarily of Multifamily (approximately 41% based on fair value), Data Centers (approximately 23% based on fair value), Hotel (approximately 13% based on fair value) and Industrial (approximately 11% based on fair value) property types and were concentrated in the Northeast (approximately 34% based on fair value), West (approximately 28% based on fair value), Mid-Atlantic (approximately 16% based on fair value) and Southwest (approximately 11% based on fair value) regions.
•
Our 6 properties as of March 31, 2025 consisted of Industrial (approximately 70% based on fair value), Retail (approximately 16% based on fair value) and Multifamily (approximately 14% based on fair value) property types and were concentrated in the Midwest (approximately 54% based on fair value) and Southeast (approximately 46% based on fair value) regions.

NAV History

We began determining NAV per share on a monthly basis in December 2022. Set forth below is additional historical information regarding our NAV per share since December 22, 2022, the date upon which we commenced operations.

NAV Per Share History[1][2]

NAV Value
$21.4000
$21.2000
$21.0000
$20.8000
$20.6000
$20.4000
$20.2000
$20.0000
$20.0200
$20.1500
$20.3600
$20.5000
$20.7231
$20.8531
$20.9824
$21.0807
$21.2217
$21.2648
12/31/2022
3/31/2023
6/30/2023
9/30/2023
12/31/2023
3/31/2024
6/30/2024
9/30/2024
12/31/2024
3/31/2025

(1)
Please see Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations-Net Asset Value" for additional information concerning the methodology used to determine, and the limitations of, NAV per share.
(2)
Represents our historical total NAV per share, as of the respective dates.

Portfolio

Portfolio Summary

The following chart allocates our investments in real estate and real estate debt based on fair value as of March 31, 2025:

Investment Type

Real estate
29%
Real estate debt
71%

The following charts further describe the diversification of our investments in real estate and real estate debt based on fair value as of March 31, 2025(1)(2)(3).

Property Type

Essential Retail
5%
Life Science
2%
Other
4%
Self-Storage
3%
Industrial
28%
Hotel
9%
Data
Center
16%
Multifamily
33%

Geography

Southwest
8%
Mid-Atlantic
11%
Northeast
24%
West
20%
Southeast
16%
Midwest
21%

(1)
Excludes fair value of real estate-related securities.
(2)
Includes properties secured by real estate debt investments.
(3)
Other property type represents production studios.

Investments in Real Estate

As of March 31, 2025, we owned six real estate properties, which are summarized in the following table ($ in thousands):

March 31, 2025
Property Type	Number of Properties	Sq. Feet (in thousands)	Occupancy(1)	Gross Asset Value (2)	Average Effective Annual Base Rent per Leased Square Foot/Units (3)
Industrial	4	1,899	100%	$257,112	$5.99
Retail	1	118	100%	$58,400	$30.87
Multifamily	1	193	93%	$50,200	$21,790
		2,210		$365,712

(1)
For our industrial and retail investments, occupancy rate is defined as all leased square footage divided by the total available square footage as of March 31, 2025. For our multifamily investment, occupancy is defined as the percentage of actual rent divided by gross potential rent (defined as actual rent for occupied units and market rent for vacant units) for the three months ended March 31, 2025.
(2)
Based on fair value as of March 31, 2025.
(3)
For our industrial and retail properties, average effective annual base rent per leased square foot represents the annualized base rent per leased square foot for the three months ended March 31, 2025. The average effective annual base rent includes the effects of rent concessions and abatements, and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization. For our multifamily property, average effective annual base rent per leased unit represents the annualized base rent per leased unit for the three months ended March 31, 2025. The average effective annual base rent includes the effects of rent concessions and abatements, and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization.

The following table provides information regarding our portfolio of real estate properties as of March 31, 2025 ($ in thousands):

	March 31, 2025
Investment	Number of Properties	Property Type	Location	Acquisition Date	Sq. Feet (in thousands)	Occupancy(1)	Gross Asset Value (2)
Rickenbacker (6900 Shook Road)	1	Industrial	Columbus, Ohio	January 2023	165	100%	$53,900
16000 Pines	1	Retail	Pembroke Pines, Florida	August 2023	118	100%	$58,400
Hallmark (1551 Shepherd Road)	1	Industrial	Liberty, Missouri	October 2023	847	100%	$68,500
The Beckett	1	Multifamily	Charleston, South Carolina	May 2024	193	93%	$50,200
PepsiCo / Quaker Distribution Center (4553 Cayce Road)	1	Industrial	Byhalia, Mississippi	May 2024	708	100%	$59,500
2865 Charter Street	1	Industrial	Columbus, Ohio	March 2025	179	100%	$75,212
Total investments in real estate:					2,210		$365,712

___________

(1)
For our industrial and retail investments, occupancy is defined as all leased square footage divided by the total available square footage as of March 31, 2025. For our multifamily investment, occupancy is defined as the percentage of actual rent divided by gross potential rent (defined as actual rent for occupied units and market rent for vacant units) for the three months ended March 31, 2025.
(2)
Based on fair value as of March 31, 2025.

Lease Expirations

The following schedule details the expiring leases at our industrial and retail properties by annualized base rent as of March 31, 2025 ($ and square feet in thousands). The table below excludes our multifamily property as substantially all leases at such property expire within 12 months.

Year	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring	Sq. Feet	% of Total Square Feet Expiring
2026	-	$-	0%	-	0%
2027	-	-	0%	-	0%
2028	1	133	1%	2	0%
2029	2	295	2%	10	0%
2030	-	-	-	-	-
2031	3	4,217	28%	719	36%
2032	6	545	4%	11	1%
2033	5	4,711	32%	856	42%
2034	1	450	3%	25	1%
2035	2	323	2%	5	0%
Thereafter	3	4,228	28%	389	19%
Total	23	$14,902	100%	2,017	100%

(1)
Annualized base rent is determined from the annualized base rent per leased square foot as of March 31, 2025, including the effects of rent concessions and abatements and excluding tenant recoveries, straight-line rent, and above-market and below-market lease amortization.

Investments in Real Estate Debt

The following table summarizes our investments in real estate debt as of March 31, 2025 ($ in thousands):

___________

	March 31, 2025
Type of Investment in Real Estate Debt	Number of Positions	Weighted Average Coupon (1)	Weighted Average Maturity Date (2)	Face Amount	Cost Basis	Fair Value
Commercial mortgage loan	23	7.9%	August 2028	$804,265	$804,020	$804,190
Mezzanine loan	2	10.6%	April 2028	112,500	112,500	112,500
Real estate-related securities (3)	31	5.9%	May 2038	81,445	81,209	81,349
Total investments in real estate debt:	56	7.8%	June 2029	$998,210	$997,729	$998,039

(1)
Based on applicable benchmark rates as of March 31, 2025.
(2)
Weighted average maturity date is based on fully extended maturity.
(3)
Our real estate-related securities consist of floating-rate CMBS.

The following table summarizes our investments in commercial real estate loans as of March 31, 2025 ($ in thousands):

Commercial Real Estate Loan Portfolio
		March 31, 2025
#	Type	Property Type	Geography	Coupon(1)	Maturity Date(2)	Commitment	Cost Basis	Fair Value
1	First Mortgage	Data Center	Southwest	6.8%	January 2030	$125,000	$50,413	$50,413
2	First Mortgage	Production Studios	West	8.3%	September 2028	$100,000	$51,061	$51,061
3	First Mortgage	Data Center	Mid-Atlantic	8.2%	April 2029	$85,000	$49,210	$49,210
4	First Mortgage	Multifamily	Northeast	8.1%	October 2025	$75,000	$69,400	$69,400
5	First Mortgage	Data Center	Mid-Atlantic	8.7%	September 2030	$75,000	$20,739	$20,739
6	First Mortgage	Multifamily	Northeast	8.6%	July 2028	$65,000	$39,172	$39,172
7	First Mortgage	Data Center	Mid-Atlantic	7.8%	July 2029	$65,000	$15,519	$15,519
8	Mezzanine	Multifamily	Various	11.0%	July 2029	$62,500	$62,500	$62,500
9	First Mortgage	Multifamily	West	7.3%	February 2029	$60,000	$60,000	$60,000
10	Mezzanine	Industrial	Various	10.0%	September 2026	$50,000	$50,000	$50,000
11	First Mortgage	Multifamily	Northeast	7.3%	January 2029	$50,000	$50,000	$50,000
12	First Mortgage	Industrial	Northeast	7.8%	March 2028	$50,000	$49,761	$49,761
13	First Mortgage	Data Center	Mid-Atlantic	8.5%	June 2028	$50,000	$49,037	$49,037
14	First Mortgage	Hotel	West	8.1%	February 2029	$50,000	$45,811	$45,811
15	First Mortgage	Data Center	West	7.8%	February 2030	$50,000	$23,989	$24,234
16	First Mortgage	Multifamily	West	8.1%	March 2031	$50,000	$8,382	$8,382
17	First Mortgage	Multifamily	Southeast	8.6%	December 2028	$50,000	$8,149	$8,149
18	First Mortgage	Self-Storage	Various	7.6%	December 2028	$43,745	$41,327	$41,327
19	First Mortgage	Multifamily	Southwest	7.3%	July 2029	$35,000	$32,114	$32,114
20	First Mortgage	Multifamily	Northeast	8.1%	July 2025	$26,000	$22,905	$22,905
21	First Mortgage	Hotel	Various	8.5%	August 2026	$25,000	$25,000	$25,000
22	First Mortgage	Hotel	Northeast	7.9%	November 2027	$25,000	$25,000	$25,000
23	First Mortgage	Hotel	Various	8.1%	July 2028	$25,000	$24,041	$23,966
24	First Mortgage	Life Sciences	Northeast	7.6%	August 2029	$25,000	$22,734	$22,734
25	First Mortgage	Multifamily	Midwest	8.6%	December 2028	$25,000	$20,256	$20,256

		Total W/A		8.2%	July 2028	$1,342,245	$916,520	$916,690

____________

(1)
Based on applicable benchmark rates as of March 31, 2025.
(2)
Weighted average maturity date is based on fully extended maturity.

Results of Operations

The following table sets forth information regarding our consolidated results of operations for the three months ended March 31, 2025 and 2024 ($ in thousands):

	Three Months Ended March 31,		Change
	2025	2024	$
Revenues
Rental revenue	$6,261	$3,663	$2,598
Total revenues	6,261	3,663	2,598
Expenses
Rental property operating	$1,405	$573	$832
General and administrative	1,720	1,537	183
Management fee	2,663	1,511	1,152
Performance participation allocation	87	203	(116)
Depreciation and amortization	2,504	1,455	1,049
Total expenses	$8,379	$5,279	$3,100
Other income
Income from investments in real estate debt	19,848	11,114	8,734
Other income	1,342	908	434
Interest expense	(3,541)	(770)	(2,771)
Total other income	17,649	11,252	6,397
Net income	$15,531	$9,636	$5,895

Rental Revenue

Rental revenue primarily consists of base rent arising from tenant leases at our properties. Rental revenue is recognized on a straight-line basis over the life of the lease. The $2.6 million increase in rental revenue was due to rent step-ups in existing property leases and the acquisition of three additional properties subsequent to March 31, 2024.

Rental Property Operating Expenses

Rental property operating expenses consist of the costs of ownership and operation of our real estate investments. Examples of rental property operating expenses include real estate taxes, insurance, utilities and repair and maintenance expenses. The $0.8 million increase in rental property operating expenses was due to the acquisition of three additional properties subsequent to March 31, 2024.

General and Administrative Expenses

General and administrative expenses consist primarily of legal fees, accounting fees and fees for other professional services. The $0.2 million increase in general and administrative expenses was due to an increase in transaction activity.

Management Fee

Management fees are earned by the Adviser for providing services pursuant to the Advisory Agreement and are based on the month end NAV for the respective share classes. The $1.2 million increase in management fees was due to the increase in our average NAV from March 31, 2024 to March 31, 2025 which was primarily driven by our capital raise activity and appreciation from our investments.

Performance Participation Allocation

The performance participation allocation relates to allocations from the Operating Partnership to the Special Limited Partner based on the total return of the Operating Partnership. Total return is defined as distributions paid or accrued plus the change in aggregate NAV since the beginning of the year, before giving effect to (x) changes resulting solely from the proceeds of issuances of additional Operating Partnership units, (y) any allocation or accrual to the performance participation interest and (z) applicable stockholder servicing fee expenses allocable to such Operating Partnership units. In April 2024, approximately 5.2 million Class F-I shares, which are subject to the performance participation allocation, were exchanged for approximately 5.2 million Class A-I shares, which are not subject to the performance participation allocation, driving the $0.1 million decrease in the performance participation allocation as compared to the three months ended March 31, 2024.

Depreciation and Amortization

Depreciation and amortization expenses are impacted by the values assigned to buildings and in-place lease assets as part of the initial purchase price allocation. The $1.0 million increase in depreciation and amortization expenses was due to the acquisition of three additional properties subsequent to March 31, 2024.

Income from Investments in Real Estate Debt

Income from investments in real estate debt consists of interest income, fees revenue, realized gains and losses and unrealized gains and losses resulting from the changes in fair value. The $8.7 million increase in income from investments in real estate debt is due to originations, acquisitions and add-on fundings subsequent to March 31, 2024, resulting in higher interest income and origination fees. As of March 31, 2025, we owned 56 positions in commercial mortgage loans, mezzanine loans and real estate-related securities, compared to 28 positions as of March 31, 2024, and the balance of our investments in real estate debt, at fair value increased from $474.2 million to $998.0 million during the same time period.

Other Income

Other income primarily consists of interest earned on our cash and cash equivalents balance. The $0.4 million increase in other income was driven by higher average cash balances during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.

Interest Expense

Interest expense includes the amortization of deferred financing costs related to our mortgage note and secured debt arrangements. The $2.8 million increase in interest expense was driven by $168.4 million of net borrowings related to our secured debt arrangements drawn subsequent to March 31, 2024.

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

As of March 31, 2025, our liquidity comprised of $47.3 million of unrestricted cash and cash equivalents and $81.6 million of undrawn capacity on our secured debt arrangements. We may generate incremental liquidity through our operating cash flows, which were $19.5 million for the three months ended March 31, 2025. Additionally, we may create liquidity through the sale of our investments in real estate-related securities, which were classified as trading securities and carried at their estimated fair value of $81.3 million as of March 31, 2025. As of March 31, 2025, we remain low leveraged with a current leverage ratio of 0.2x, calculated as dividing (i) the fair value of asset-specific and corporate level debt by (ii) NAV.

Over time, we generally intend to fund our cash needs for items other than asset acquisitions from operations. We expect our cash needs for acquisitions will be funded primarily from the sale of shares of our common stock and through the assumption or incurrence of debt. During the three months ended March 31, 2025, we received $125.6 million of proceeds from the sale of shares of common stock, including proceeds from our private offerings, and repurchased $8.1 million of shares of our common stock under our share repurchase plan.

Potential sources of liquidity include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets, equity issuances by the Operating Partnership or the sale of beneficial interests in specific Delaware statutory trusts holding real properties, including properties placed by the Operating Partnership or affiliates of Apollo. As of March 31, 2025, we held approximately $903.2 million of unencumbered assets at fair value outside of trading securities mentioned in the preceding paragraph, consisting of investments in real estate, as well as commercial mortgage and mezzanine loans.

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

The following table presents a reconciliation of net income to FFO and AFFO ($ in thousands):

	Three Months Ended March 31,
	2025	2024
Net income	$15,531	$9,636
Adjustments to arrive at FFO:
Depreciation and amortization	2,504	1,455
FFO	$18,035	$11,091
Adjustments to arrive at AFFO:
Straight-line rental income	(516)	(388)
Unrealized (gain)/loss on fair value of investments in real estate debt	(138)	(152)
Non-cash performance participation allocation	87	203
Amortization of restricted stock awards	25	25
Amortization of above- and below-market leases, net	(153)	(190)
AFFO	$17,340	$10,589

Net Asset Value

NAV per share is calculated in accordance with the valuation guidelines approved by our board of directors. Our total NAV presented in the following tables includes the NAV of our Class S shares, Class I shares, Class F-I shares, Class A-I shares, Class A-III shares and Class E shares and units held by parties other than us. The following table provides a breakdown of the major components of our total NAV as of March 31, 2025 ($ and shares/units in thousands):

Components of NAV	March 31, 2025
Investments in real estate	$365,712
Investments in real estate debt	998,039
Cash and cash equivalents	47,334
Restricted cash	934
Other assets	8,516
Mortgage notes at fair value, net of deferred financing costs	(35,697)
Secured debt arrangements, net	(167,547)
Other liabilities	(11,226)
Accrued performance participation allocation	(87)
Management fee payable	(921)
Net asset value	$1,205,057
Number of outstanding shares/units	56,669

The following table provides a breakdown of our total NAV and NAV per share/unit by class as of March 31, 2025 ($ and shares/units in thousands, except per share/unit data):

NAV Per Share/Unit	Class S Shares	Class D Shares	Class I Shares	Class F-I Shares	Class A-I Shares	Class A-III Shares	Class E Shares(1)	Third-party Operating Partnership Class A-I Units(2)	Third-party Operating Partnership Class E Units(2)	Total
Net asset value	$121	$101	$22,493	$32,701	$386,555	$630,480	$12,731	$116,267	$3,608	$1,205,057
Number of outstanding shares/units	6	5	1,072	1,567	18,142	29,656	595	5,457	169	56,669
NAV per share/unit as of March 31, 2025	$21.0600	$21.1632	$20.9746	$20.8722	$21.3068	$21.2596	$21.3849	$21.3068	$21.3849	$21.2648

___________

(1)
Class E shares of our common stock are offered to certain of Apollo's affiliates, directors and employees in one or more private placements.
(2)
Includes the Operating Partnership units held by parties other than us.

Consistent with the disclosure in our prospectus regarding our NAV calculation, our investments in real estate and real estate debt are initially valued at cost. The valuations of our real properties as of March 31, 2025, excluding certain newly acquired properties that are held at cost which we believe reflects the fair value of such properties, were provided by the independent valuation advisor in accordance with our valuation procedures. Certain key assumptions that were used by the independent valuation advisor in the discounted cash flow analysis are set forth in the following table based on weighted-averages by property types where we have multiple real estate investments. Once we own more than one retail and one multifamily property, we will include the key assumptions for each such property type.

Property Type	Discount Rate	Exit Capitalization Rate
Industrial	7.7%	6.3%

A change in these assumptions or factors would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Industrial Investment Values
Discount rate	0.25% Decrease	+1.98%
(weighted average)	0.25% Increase	(1.93)%
Exit Capitalization Rate	0.25% Decrease	+2.27%
(weighted average)	0.25% Increase	(2.10)%

The following table reconciles stockholders' equity and the Operating Partnership partners' capital per our condensed consolidated balance sheet to our NAV ($ in thousands):

Reconciliation of Stockholders' Equity to NAV	March 31, 2025
Stockholders' equity under U.S. GAAP	$1,057,103
Non-controlling interests attributable to the Operating Partnership and preferred stockholders	109,811
Redeemable non-controlling interests	3,608
Total stockholders' equity, redeemable non-controlling interests and the Operating Partnership partners' capital under GAAP	$1,170,522
Adjustments:
Advanced organization and offering costs and advanced operating expenses	14,479
Unrealized net real estate appreciation	11,139
Accumulated depreciation and amortization	8,902
Accrued stockholder servicing fee	15
NAV	$1,205,057

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
•
Accrued stockholder servicing fees represent the accrual for the cost of the stockholder servicing fee for Class S shares, Class D shares, Class F-S shares and Class F-D shares. Under GAAP, we accrued the full cost of the stockholder servicing fees payable over the life of each share (assuming such share remains outstanding the length of time required to pay the maximum stockholder servicing fee) as an offering cost at the time we sold the Class S shares and Class D shares. No Class F-S shares and Class F-D shares have been sold. For purposes of calculating NAV, we recognize the stockholder servicing fees as a reduction of NAV on a monthly basis when such fees are accrued.

Distributions

Beginning in April 2023, we have declared and intend to continue to declare monthly distributions for each class of our common stock, which are generally paid 20 days after month-end. Distributions are made on all classes of our common stock at the same time and each class of our common stock received the same aggregate gross distribution per share; however, the net distribution differs for each class because of different allocations of class-specific stockholder servicing fees, management fees and performance participation allocation. The table below details the net per share distribution for each of our share classes for the three months ended March 31, 2025:

Record Date	Class S Shares	Class D Shares	Class I Shares	Class F-I Shares	Class A-I Shares and Operating Partnership Units	Class A-III Shares	Class E Shares and Operating Partnership Units
January 31, 2025	$0.0749	$0.0855	$0.0900	$0.0946	$0.0943	$0.0970	$0.1121
February 28, 2025	0.0762	0.0859	0.0900	0.0946	0.0943	0.0970	0.1121
March 31, 2025	0.0749	0.0855	0.0900	0.0946	0.0943	0.0970	0.1121
Total	$0.2260	$0.2569	$0.2700	$0.2838	$0.2829	$0.2910	$0.3363

The following tables summarize our distributions declared during the three months ended March 31, 2025 and 2024 ($ in thousands):

	Three Months Ended March 31, 2025		Three Months Ended March 31, 2024
	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$11,703	75%	$6,074	80%
Reinvested in shares	3,984	25%	1,516	20%
Total distributions(1)	$15,687	100%	$7,590	100%
Sources of distributions
Cash flows from operating activities(2)	$15,687	100%	$7,590	100%
Total sources of distributions	$15,687	100%	$7,590	100%

AFFO	$17,340		$10,589

___________

(1)
Includes distributions declared on Operating Partnership units.
(2)
During the three months ended March 31, 2025, we received cash flows from operating activities in the amount of $19.5 million.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents ($ in thousands):

	Three Months Ended March 31,
	2025	2024
Cash flows provided by operating activities	$19,541	$13,323
Cash flows used in investing activities	(187,886)	(145,813)
Cash flows provided by financing activities	134,208	83,762
Net decrease in cash and cash equivalents	$(34,137)	$(48,728)

Cash flows provided by operating activities increased by approximately $6.2 million during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 due to increased cash flows from income related to our investments in real estate and real estate debt.

Cash flows used in investing activities increased by approximately $42.1 million during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase was primarily due to a net increase of $77.2 million in acquisitions of real estate and investment acquisition deposits. This was offset by $26.7 million fewer fundings for investments in real estate debt and an increase of $8.5 million of repayments from real estate-related securities and commercial mortgage loans.

Cash flows from financing activities increased by approximately $50.4 million during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase was primarily due to an increase of $37.3 million in proceeds from the issuance of our common stock and $28.4 million of net proceeds from our secured debt arrangements. This was offset by an increase of $6.6 million in cash distributions, $7.9 million in share repurchases, $0.6 million in offering costs paid and a decrease of $0.1 million in preferred equity proceeds.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. There have been no material changes to our Critical Accounting Policies described in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 21, 2025.

Recent Accounting Pronouncements

See Note 2 - Summary of Significant Accounting Policies to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion concerning recent accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our investments in real estate debt and secured debt arrangements are primarily floating-rate and indexed to the Secured Overnight Financing Rate ("SOFR"), thereby exposing us to interest rate risk resulting in increases or decreases to net income depending on interest rate movements. As of March 31, 2025, we held $998.0 million of investments in real estate debt, including real estate debt securities, and had outstanding borrowings of $168.4 million on our secured debt arrangements. While we cannot predict factors that may or may not affect interest rates, a 50 bps increase or decrease in SOFR would have resulted in an increase or decrease to income from investments in real estate debt of $1.0 million and an increase or decrease to interest expense of $0.2 million for the three months ended March 31, 2025.

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

Credit Risk

We are subject to varying degrees of credit risk in connection with our target assets. We seek to mitigate this risk by seeking to acquire high quality assets, at appropriate prices given anticipated and unanticipated losses, and by deploying a value-driven approach to underwriting and diligence, consistent with the Adviser's historical investment strategy, with a focus on current cash flows and potential risks to cash flow. The Adviser seeks to enhance its due diligence and underwriting efforts by accessing the Adviser's knowledge base and industry contacts. Nevertheless, unanticipated credit losses could occur, which could adversely impact our operating results.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal action arising in the ordinary course of business. As of March 31, 2025, we were not involved in any material legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed under Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 21, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

During the three months ended March 31, 2025, we sold equity securities that were not registered under the Securities Act. As described in Note 11 - Related Party Transactions to our condensed consolidated financial statements, the Adviser is entitled to an annual management fee payable monthly in cash, shares of common stock, or Operating Partnership units, in each case at the Adviser's election. For the three months ended March 31, 2025, the Adviser elected to receive its management fee in Class E shares and Class E units. In connection with the Adviser's election, we issued 106,745 Class E shares and 13,577 Class E units to the Adviser during the three months ended March 31, 2025 in satisfaction of the management fee.

The Special Limited Partner is also entitled to an annual performance participation allocation payable annually in cash or Operating Partnership units, in each case at the Special Limited Partner's election. For the three months ended March 31, 2025, the Special Limited Partner elected to receive its performance participation allocation in Class E units. In connection with the Special Limited Partner's election, we issued 20,744 Class E units to the Special Limited Partner during the three months ended March 31, 2025 in satisfaction of the performance participation allocation for the year ended December 31, 2024.

During the three months ended March 31, 2025, we sold and issued 3,756 Class E shares to certain of Apollo's affiliates, employees and our directors pursuant to a private placement for an aggregate purchase price of $0.1 million. During the three months ended March 31, 2025, we issued 144 Class E shares in lieu of cash for the dividends paid for a total value of approximately $3 thousand. These issuances were made in reliance upon the exemption from the registration set forth in Section 4(a)(2) of the Securities Act.

During the three months ended March 31, 2025, all unitholders of the Operating Partnership elected to reinvest their dividends. In connection with such dividend reinvestment, we issued 71,916 and 2,380 Class A-I units and Class E units, respectively, to the unitholders of the Operating Partnership in lieu of cash for the dividends paid during the three months ended March 31, 2025. These issuances were made in reliance upon the exemption from registration set forth in Section 4(a)(2) of the Securities Act.

Use of Offering Proceeds

On June 29, 2022, the Registration Statement on Form S-11 (File No. 333-264456) for the Offering was declared effective under the Securities Act. The offering price for each class of our common stock is determined monthly and is made available on our website and in prospectus supplement filings.

As of March 31, 2025, we received net proceeds of $1.0 billion from the Offering. The following table summarizes certain information about the Offering proceeds therefrom (in thousands):

	Class S Shares	Class D Shares	Class I Shares	Class F-I Shares	Class A-I Shares	Class A-II Shares	Class A-III Shares	Total
Offering proceeds:
Shares sold	6	5	1,062	17,027	15,216	12,103	5,411	50,830
Gross offering proceeds	$122	$100	$22,149	$344,195	$315,172	$253,388	$114,685	$1,049,811
Selling commissions and dealer manager fees	(2)	(1)	—	—	—	—	—	(3)
Accrued stockholder servicing fees	—	—	—	—	—	—	—	—
Net offering proceeds	$120	$99	$22,149	$344,195	$315,172	$253,388	$114,685	$1,049,808

We primarily used the net proceeds of the Offering along with the unregistered sales towards the acquisition of $354.5 million in real estate, $919.6 million in commercial real estate loans, and $95.9 million in net real estate-related securities.

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

During the three months ended March 31, 2025, we repurchased 2,443 Class F-I shares, 182,844 Class A-I shares, 112,835 Class A-III shares and 11,990 Class E shares pursuant to our share repurchase plan for $6.6 million. We did not repurchase any Class S shares, Class D shares, Class I shares, Class F-S shares or Class F-D shares. The "Liquidity and Capital Resources" section within Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" details our sources of capital used to pay such repurchases.

Month of	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Repurchases as Percentage of NAV(1)	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs
January 2025	42,548	21.21	42,548	0.09%	—
February 2025	233,833	21.28	233,833	0.51%	—
March 2025	33,731	21.24	33,731	0.07%	—
Total	310,112	21.26	310,112	0.68%	—

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
4.2

Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.2 to the Registrant's Post-Effective Amendment No. 2 to the Registrant's Registration Statement on Form S-11, as Filed by the Registrant with the Securities and Exchange Commission on April 7, 2023)

4.3

Form of Subscription Agreements (incorporated by reference to Exhibit 4.3 to the Registrant's Prospectus pursuant to Rule 424(b)(3), as Filed by the Registrant with the Securities and Exchange Commission on April 11, 2025)

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

Apollo Realty Income Solutions, Inc.

May 7, 2025	By:	/s/ Jess Lipsey
Jess Lipsey
President, Chief Executive Officer and Director
(Principal Executive Officer)

May 7, 2025	By:	/s/ Anastasia Mironova
Anastasia Mironova
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)