Form 10-Q
period 2025-06-30
Apollo Realty Income Solutions, Inc.
filed 2025-08-12
CIK 1882850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 12, 2025, the Registrant had 59,490,268 outstanding shares of common stock, consisting of 36,028,400 Class A-III shares, 19,928,545 Class A-I shares, 1,546,486 Class F-I shares, 1,197,676 Class I shares, 4,850 Class D shares, 10,198 Class S shares and 774,113 Class E shares.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Apollo Realty Income Solutions, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands - except share data)

	June 30, 2025	December 31, 2024
Assets
Investments in real estate, net	$398,996	$245,667
Investments in real estate debt, at fair value	1,055,394	887,186
Cash and cash equivalents	64,206	82,312
Restricted cash	1,130	93
Other assets	58,635	42,346
Total assets(1)	$1,578,361	$1,257,604
Liabilities and Equity
Secured debt arrangements, net	$167,694	$138,920
Mortgage notes, net	92,859	35,675
Other liabilities	24,109	21,318
Due to affiliates	14,922	16,531
Total liabilities(1)	299,584	212,444
Commitments and contingencies (See Note 16)
Redeemable non-controlling interest	3,978	2,817
Equity
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized at June 30, 2025 and December 31, 2024, and none issued and outstanding	—	—
Common stock, $0.01 par value per share (See Note 14 - Equity)	561	453
Additional paid-in capital	1,154,156	924,645
Retained earnings (accumulated deficit)	8,717	8,955
Total stockholders' equity	1,163,434	934,053
Non-controlling interest attributable to the Operating Partnership	111,240	108,165
Non-controlling interest attributable to preferred stockholders	125	125
Total equity	1,274,799	1,042,343
Total liabilities and equity	$1,578,361	$1,257,604

_________________

(1)
Represents the consolidated assets and liabilities of ARIS Operating Partnership L.P., a Delaware limited partnership (the "Operating Partnership"). The Operating Partnership is a consolidated variable interest entity ("VIE"), of which Apollo Realty Income Solutions, Inc. (the "Company") is the sole general partner and owns approximately 91% and 89% as of June 30, 2025 and December 31, 2024, respectively. See "Note 2 - Summary of Significant Accounting Policies" for additional information.

See accompanying notes to unaudited condensed consolidated financial statements.

Apollo Realty Income Solutions, Inc.

Condensed Consolidated Statement of Operations (Unaudited)

(in thousands - except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Rental revenue	$8,255	$5,056	$14,516	$8,718
Total revenues	8,255	5,056	14,516	8,718
Expenses
Rental property operating	$1,742	$824	$3,147	$1,397
General and administrative	1,808	1,742	3,528	3,280
Management fee	2,930	1,805	5,593	3,316
Performance participation allocation	102	69	189	272
Depreciation and amortization	3,773	2,127	6,277	3,582
Total expenses	$10,355	$6,567	$18,734	$11,847
Other income
Income from investments in real estate debt	22,735	13,451	42,583	24,565
Other income	791	1,565	2,133	2,473
Interest expense	(4,221)	(1,885)	(7,762)	(2,654)
Total other income	19,305	13,131	36,954	24,384
Net income (loss)	$17,205	$11,620	$32,736	$21,255
Net income (loss) attributable to non-controlling interests in the Operating Partnership	$1,621	$1,721	$3,203	$3,418
Net income (loss) attributable to preferred stockholders	8	7	8	7
Net income (loss) attributable to the Company's stockholders	$15,576	$9,892	$29,525	$17,830
Net income (loss) per share of common stock, basic and diluted	$0.29	$0.32	$0.57	$0.64
Weighted-average shares of common stock outstanding, basic and diluted	54,415,686	30,498,453	51,695,368	27,700,379

See accompanying notes to unaudited condensed consolidated financial statements.

Apollo Realty Income Solutions, Inc.

Condensed Consolidated Statement of Changes in Equity (Unaudited)

(in thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity	Non-Controlling Interest	Total Equity	Redeemable non-controlling interest

Balance at March 31, 2025	51,044	$511	$1,047,783	$8,809	$1,057,103	$109,811	$1,166,914	$3,608
Common stock issued	5,057	51	107,417	—	107,468	—	107,468	294
Amortization of restricted stock grants	—	—	25	—	25	—	25	—
Offering costs	—	—	(735)	—	(735)	—	(735)	—
Distribution reinvestments	135	1	2,873	—	2,874	1,551	4,425	58
Net income	—	—	—	15,576	15,576	1,568	17,144	61
Repurchase of common stock	(150)	(2)	(3,190)	—	(3,192)	—	(3,192)	—
Distributions to non-controlling interests in the Operating Partnership	—	—	—	—	—	(1,557)	(1,557)	(60)
Distributions to non-controlling preferred stockholders	—	—	—	—	—	(8)	(8)	—
Distributions declared on common stock	—	—	—	(15,668)	(15,668)	—	(15,668)	—
Allocation to redeemable non-controlling interest	—	—	(17)	—	(17)	—	(17)	17
Balance at June 30, 2025	56,086	$561	$1,154,156	$8,717	$1,163,434	$111,365	$1,274,799	$3,978

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity	Non-Controlling Interest	Total Equity	Redeemable non-controlling interest
Balance at March 31, 2024	26,334	$263	$528,415	$4,339	$533,017	$103,230	$636,247	$1,824
Common stock issued	5,881	59	122,311	-	122,370	-	122,370	274
Amortization of restricted stock grants	-	-	25	-	25	-	25	-
Offering costs	-	-	(398)	-	(398)	-	(398)	-
Distribution reinvestments	67		1,409	-	1,409	1,394	2,803	29
Net income	-	-	-	9,892	9,892	1,691	11,583	37
Share class transfer	(70)	-	-	-	-	-	-	-
Repurchase of common stock	(166)	-	(3,442)	-	(3,442)	-	(3,442)	-
Distributions to non-controlling interests in the Operating Partnership	-	-	-	-	-	(1,399)	(1,399)	(31)
Distributions to non-controlling preferred stockholders	-	-	-	-	-	(7)	(7)	-
Distributions declared on common stock	-	-	-	(8,246)	(8,246)	-	(8,246)	-
Balance at June 30, 2024	32,046	$322	$648,320	$5,985	$654,627	$104,909	$759,536	$2,133

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity	Non-Controlling Interest	Total Equity	Redeemable non-controlling interest
Balance at December 31, 2024	45,212	$453	$924,645	$8,955	$934,053	$108,290	$1,042,343	$2,817
Common stock issued	11,086	111	235,276	—	235,387	—	235,387	1,027
Amortization of restricted stock grants	—	—	50	—	50	—	50	—
Offering costs	—	—	(1,284)	—	(1,284)	—	(1,284)	—
Distribution reinvestments	248	2	5,275	—	5,277	3,081	8,358	109
Net income	—	—	—	29,525	29,525	3,096	32,621	115
Repurchase of common stock	(460)	(5)	(9,781)	—	(9,786)	—	(9,786)	—
Distributions to non-controlling interests in the Operating Partnership	—	—	—	—	—	(3,094)	(3,094)	(115)
Distributions to non-controlling preferred stockholders	—	—	—	—	—	(8)	(8)	—
Distributions declared on common stock	—	—	—	(29,763)	(29,763)	—	(29,763)	—
Allocation to redeemable non-controlling interest	—	—	(25)	—	(25)	—	(25)	25
Balance at June 30, 2025	56,086	$561	$1,154,156	$8,717	$1,163,434	$111,365	$1,274,799	$3,978

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity	Non-Controlling Interest	Total Equity	Redeemable non-controlling interest
Balance at December 31, 2023	21,943	$220	$438,432	$2,681	$441,333	$101,543	$542,876	$967
Common stock issued	10,209	102	211,834	-	211,936	-	211,936	1,105
Preferred equity issued	-	-	-	-	-	125	125	-
Amortization of restricted stock grants	-	-	50	-	50	-	50	-
Offering costs	-	-	(753)	-	(753)	-	(753)	-
Distribution reinvestments	112	-	2,353	-	2,353	2,574	4,927	49
Net income	-	-	-	17,831	17,831	3,357	21,188	68
Share class transfer	(45)	-	-	-	-	-	-	-
Repurchase of common stock	(173)	-	(3,596)	-	(3,596)	-	(3,596)	-
Distributions to non-controlling interests in the Operating Partnership	-	-	-	-	-	(1,399)	(1,399)	(31)
Distributions to non-controlling preferred stockholders	-	-	-	-	-	(1,291)	(1,291)	(25)
Distributions declared on common stock	-	-	-	(14,527)	(14,527)	-	(14,527)	-
Balance at June 30, 2024	32,046	$322	$648,320	$5,985	$654,627	$104,909	$759,536	$2,133

See accompanying notes to unaudited condensed consolidated financial statements.

Apollo Realty Income Solutions, Inc.

Condensed Consolidated Statement of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Cash flows from operating activities
Net income	$32,736	$21,255
Adjustments to reconcile net income to net cash provided by operating activities:
Management fee	5,593	3,316
Performance participation allocation	189	272
Depreciation and amortization	6,277	3,582
Straight line rent amortization	(1,742)	(881)
Above- and below- market lease amortization, net	(299)	(361)
Amortization of discount/premium	(43)	(133)
Amortization of deferred financing costs	664	457
Amortization of restricted stock awards	50	50
Unrealized gain on fair value of investments in real estate debt	(287)	(155)
Realized gain on repayments of real-estate related securities	(77)	(43)
Changes in assets and liabilities:
Other assets	(1,710)	(277)
Due to affiliates	(1,532)	444
Other liabilities	2,395	2,003
Net cash provided by operating activities	42,214	29,529
Cash flows from investing activities:
Acquisitions of real estate	(171,913)	(107,241)
Capital improvements to real estate	(88)	—
Origination and acquisition of commercial mortgage and mezzanine loans	(121,308)	(100,360)
Purchase of real estate-related securities	(14,963)	—
Add-on fundings of commercial mortgage loans	(160,443)	(138,599)
Repayments of commercial mortgage loans	114,107	—
Repayments from real estate-related securities	14,806	2,325
Cash funded to title agent for loan closing	—	(11,696)
Net cash used in investing activities	(339,802)	(355,571)
Cash flows from financing activities:
Borrowings from mortgage notes	58,300	—
Borrowings from secured debt arrangements	31,002	102,213
Repayments of secured debt arrangements	(2,579)	—
Payment of deferred financing costs	(1,479)	(125)
Proceeds from issuance of common stock	230,555	209,324
Proceeds from issuance of preferred equity	—	125
Distributions paid	(23,435)	(10,822)
Distributions to non-controlling preferred stockholders	(8)	(7)
Repurchase of common stock	(10,637)	(1,401)
Offering costs paid	(1,200)	(474)
Net cash provided by financing activities	280,519	298,833
Net change in cash, cash equivalents and restricted cash	(17,069)	(27,209)
Cash, cash equivalents and restricted cash, beginning of period	82,405	95,205
Cash, cash equivalents and restricted cash, end of period	$65,336	$67,996

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$64,206	$67,558
Restricted cash	1,130	438
Total cash, cash equivalents and restricted cash	$65,336	$67,996
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,621	$1,766
Non-cash investing and financing activities:
Investments purchased but not settled	$—	$3,990
Accrued offering costs	$318	$272
Accrued stockholder servicing fees due to affiliate	$15	$7
Accrued deferred financing costs	$488	$—
Exchange of Class F-I shares for Class A-I shares	$—	$107,905
Distribution reinvestments	$8,467	$4,977
Distributions accrued and not paid	$5,929	$3,367
Accrued repurchases of common stock	$1,347	$2,195
Issuance of Class E shares for payment of management fee	$4,832	$2,612
Redeemable non-controlling interest issuance as Class E units of the Operating Partnership for payment of management fee	$584	$543
Redeemable non-controlling interest issuance as Class E units of the Operating Partnership for payment of performance participation allocation	$443	$562
Allocation to redeemable non-controlling interests	$25	$68

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

The Company has registered with the Securities and Exchange Commission (the "SEC") an offering of up to $5.0 billion in shares of common stock, consisting of up to $4.0 billion in shares in its primary offering and up to $1.0 billion in shares pursuant to its distribution reinvestment plan, which the Company began using to offer shares of its common stock in June 2025 (the "Follow-On Offering"). In the Follow-On Offering, the Company intends to sell any combination of six classes of shares of its common stock, Class S shares, Class D shares, Class I shares, Class F-I shares, Class A-I shares, and Class A-III shares with a dollar value up to the maximum offering amount. The share classes have different upfront selling commissions, ongoing stockholder servicing fees, management fees, and performance participation allocations. The purchase price per share for each class of common stock will vary and will generally equal the Company's prior month's net asset value ("NAV") per share, as calculated monthly, plus applicable upfront selling commissions and dealer manager fees. The Company also may issue Class E shares to certain of Apollo's affiliates and employees and the Company's directors in one or more private placements; however, Class E shares are not being offered to the public pursuant to the Follow-On Offering.

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

As of June 30, 2025, the Company owned seven properties, had twenty-seven investments in commercial real estate debt, and held twenty-nine real estate-related securities. The Company currently operates in two reportable segments: Real Estate and Real Estate Debt. See "Note 17 - Segment Reporting" for additional information.

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

These unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position, results of operations and cash flows have been included. The Company's results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full year or any other future period.

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

Cash and Cash Equivalents

Cash and cash equivalents represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. As of June 30, 2025 and December 31, 2024, the Company held $64.2 million and $82.3 million of cash and cash equivalents, respectively.

Restricted Cash

Restricted cash represents cash held in a deposit account controlled by a third party, tenant security deposits and reserves held in escrow related to real estate taxes and repairs and maintenance in connection with mortgages on certain of the Company's properties. As of June 30, 2025 and December 31, 2024, the Company held $1.1 million and $0.1 million in restricted cash, respectively.

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

As of June 30, 2025, the Company's investments in real estate debt consisted of commercial mortgage and mezzanine loans secured by real estate assets and real estate-related securities. The Company has elected the fair value option ("FVO") for investments in commercial mortgage and mezzanine loans secured by real estate assets as the Company believes fair value provides a more accurate depiction of the value of these assets. Real-estate related securities meet the criteria to be classified as trading securities under ASC 320, "Investments". The Company generally determines the fair value of its investments in real estate debt by utilizing third-party pricing service providers whenever available.

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

The following table details the Company's assets measured at fair value on a recurring basis ($ in thousands):

	June 30, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in real estate debt	$—	$73,319	$982,075	$1,055,394	$—	$73,120	$814,066	$887,186
Total	$—	$73,319	$982,075	$1,055,394	$—	$73,120	$814,066	$887,186

The following table details the Company's assets measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

Investments in Real Estate Debt
Balance as of December 31, 2024	$814,066
Originations, acquisitions, and add on fundings	281,751
Repayments	(114,107)
Amortization of discount/premium	43
Included in net income:
Unrealized gain/(loss) from investments in real estate debt	322
Balance as of June 30, 2025	$982,075

The following table contains the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy ($ in thousands):

	June 30, 2025
	Fair Value	Valuation Technique	Unobservable Inputs	Rate Range	Weighted Average	Impact to Valuation from an Increase in Input
Assets:
Investments in real estate debt	$982,075	Discounted cash flow	Discount rate	6.64% - 11.00%	8.2%	Decrease

	December 31, 2024
	Fair Value	Valuation Technique	Unobservable Inputs	Rate Range	Weighted Average	Impact to Valuation from an Increase in Input
Assets:
Investments in real estate debt	$814,066	Discounted cash flow	Discount rate	6.50% - 12.13%	8.2%	Decrease

Valuation of liabilities not measured at fair value

As of June 30, 2025 and December 31, 2024, the fair value of the Company's secured debt arrangements and mortgage notes was $262.7 million and $176.0 million, respectively, which approximated carrying value. The fair value of the Company's indebtedness is estimated by modeling the cash flows required by the Company's debt arrangements and mortgages and discounting them back to the present value using an appropriate discount rate. Additionally, the Company considers current market rate and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company's indebtedness are considered Level 3.

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

Real estate assets will be evaluated for impairment on a quarterly basis. The Company will consider the following factors when performing its impairment analysis: (1) management, having the authority to approve the action, commits to a plan to sell the asset; (2) significant negative industry and economic outlook or trends; (3) expected material costs necessary to extend the life or operate the real estate asset; and (4) its ability to hold and dispose of the real estate asset in the ordinary course of business. A real estate asset is considered impaired when the sum of estimated future undiscounted cash flows to be generated by the real estate asset over the estimated remaining holding period is less than the carrying value of such real estate asset. An impairment charge is recorded equal to the excess of the carrying value of the real estate asset over the fair value. When determining the fair value of a real estate asset, the Company makes certain assumptions including, but not limited to, consideration of projected operating cash flows, comparable selling prices and projected cash flows from the eventual disposition of the real estate asset based upon its estimate of a capitalization rate and discount rate. As of June 30, 2025, the Company had not recorded any impairments on its investments in real estate.

Investments in Real Estate Debt

The Company's investments in real estate debt consist of commercial mortgage and mezzanine loans secured by real estate and real estate-related securities. The Company has elected the FVO for its commercial mortgage and mezzanine loans secured by real estate. During the six months ended June 30, 2025, real-estate related securities met the criteria to be classified as trading securities under ASC 320, "Investments". Trading securities are recognized on a trade date basis and are carried at fair value. The unrealized gain or loss associated with holding real estate debt investments at fair value are recorded as a component of income from investments in real estate debt on the Company's condensed consolidated statement of operations. For the three and six months ended June 30, 2025, the Company recorded $0.1 million and $0.3 million of unrealized gains on its investments in real estate debt, respectively. For the three and six months ended June 30, 2024, the Company recorded de minimis and $0.2 million of unrealized gains on its investments in real estate debt, respectively.

Deferred Financing Costs

Costs incurred in connection with financings are capitalized and amortized over the respective financing terms and are reflected on the accompanying condensed consolidated statement of operations as a component of interest expense. For the Company's debt facilities that have outstanding borrowings, the capitalized financing costs, net of amortization, are reflected as a direct deduction of such facilities. For debt facilities that do not have outstanding borrowings or for revolving facilities, the capitalized financing costs, net of amortization, are recorded as a component of other assets on the Company's condensed consolidated balance sheet.

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

The restricted stock grants of Class E shares held by the Company's directors are considered to be participating securities because they contain non-forfeitable rights to distributions. The impact of these restricted stock grants on basic and diluted earnings per common share ("EPS") has been calculated using the two-class method whereby earnings are allocated to the restricted stock grants based on dividends declared and the restricted stocks' participation rights in undistributed earnings. As of June 30, 2025 and December 31, 2024, the effects of the two-class method on basic and diluted EPS were not material to the Company's condensed consolidated financial statements.

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

Stockholder Servicing Fee

Apollo Global Securities, LLC (the "Dealer Manager"), a registered broker-dealer affiliated with the Adviser, serves as the dealer manager for the Follow-On Offering. The Dealer Manager is entitled to receive selling commissions and dealer manager fees based on the transaction price of each applicable class of shares sold in the primary offering. The Dealer Manager is also entitled to receive a stockholder servicing fee based on the aggregate NAV of the Company's outstanding Class S shares and Class D shares.

The following table details the selling commissions, dealer manager fees, and stockholder servicing fees for each applicable share class as of June 30, 2025:

	Class S Shares	Class D Shares	Class I Shares	Class F-I Shares	Class A-I Shares	Class A-III Shares
Selling commissions and dealer manager fees (% of transaction price)	up to 3.5%	up to 1.5%	—	—	—	—
Stockholder servicing fee (% of NAV)	0.85%	0.25%	—	—	—	—

For Class S shares sold in the primary offering, investors will pay upfront selling commissions of up to 3% and dealer manager fees of up to 0.5% of the transaction price; however, such amounts may vary at certain participating broker-dealers, provided that the sum will not exceed 3.5% of the transaction price. For Class D shares sold in the primary offering, investors will pay upfront selling commissions of up to 1.5% of the transaction price.

The Dealer Manager, as the dealer manager for the Follow-On Offering, is entitled to receive stockholder servicing fees of 0.85% per annum of the aggregate NAV for Class S shares. For Class D shares, a charge of 0.25% per annum of the aggregate NAV will be charged for stockholder servicing fees.

The Dealer Manager has entered into agreements with selected dealers that agree to distribute the Company's shares in the Follow-On Offering, which will provide, among other things, for the reallowance of the full amount of the selling commissions and stockholder servicing fees to such selected dealers. The Company will cease paying the stockholder servicing fee with respect to any Class S share or Class D share held in a stockholder's account at the end of the month in which the total selling commissions, dealer manager fees and stockholder servicing fees paid with respect to such shares would exceed, in the aggregate, 8.75% of the gross proceeds from the sale of such share. There is not a stockholder servicing fee, upfront selling commission or dealer manager fee with respect to Class I shares, Class F-I shares, Class A-I shares, and Class A-III shares. The Company accrues the cost of the stockholder servicing fee as an offering cost at the time each Class S share and Class D share is sold during the primary offering. As of June 30, 2025, the Company had accrued $15 thousand of stockholder servicing fees related to Class S and Class D shares sold. Such fees are recorded as a component of due to affiliates on the Company's condensed consolidated balance sheet.

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

Note 3 - Investments in Real Estate

As of June 30, 2025 and December 31, 2024, the Company's investments in real estate, net, consisted of the following ($ in thousands):

	June 30, 2025	December 31, 2024
Building and building improvements	$359,941	$219,684
Land and land improvements	43,660	29,244
Furniture, fixtures and equipment	3,548	1,094
Tenant improvements	2,513	2,513
Total	409,662	252,535
Accumulated depreciation	(10,666)	(6,868)
Investment in real estate, net	$398,996	$245,667

Acquisitions

During the six months ended June 30, 2025, the Company acquired $171.9 million of investments in real estate, which were comprised of one industrial property and one multifamily property.

During the year ended December 31, 2024, the Company acquired $107.2 million of investments in real estate, which were comprised of one industrial property and one multifamily property.

The following table provides further details of the properties acquired during the six months ended June 30, 2025 and the year ended December 31, 2024 ($ in thousands):

	Property Type	Acquisition Date	Total Purchase Price (1)
2025 Acquisitions:
2865 Charter Street	Industrial	March 2025	$75,230
Parc Westborough	Multifamily	May 2025	96,683
Total 2025 acquisitions			$171,913

2024 Acquisitions:
PepsiCo / Quaker Distribution Center (4553 Cayce Road)	Industrial	May 2024	$57,839
The Beckett	Multifamily	May 2024	49,402
Total 2024 acquisitions			$107,241

(1) Purchase price is inclusive of closing costs.

The following table summarizes the purchase price allocation for the properties acquired during the six months ended June 30, 2025, and for the properties acquired during the year ended December 31, 2024 ($ in thousands):

	June 30, 2025	December 31, 2024
Building and building improvements	$140,255	$86,888
Land and land improvements	14,329	6,404
In-place lease intangibles	14,509	9,950
Furniture, fixtures and equipment	2,454	1,094
Tenant improvements	-	1,892
Above-market lease intangibles	366	1,013
Total purchase price	$171,913	$107,241

Intangible assets are recorded in other assets on the accompanying condensed consolidated balance sheet. The intangibles of the properties are amortized over the remaining lease terms that they were derived from. As a result, the Company's intangibles have a weighted average amortization period of approximately 12 years. As of June 30, 2025 and December 31, 2024, the Company did not recognize any impairment on its real estate investments.

Note 4 - Investments in Real Estate Debt

The following table details the Company's investments in real estate debt as of June 30, 2025 ($ in thousands):

	June 30, 2025
Type of Investment in Real Estate Debt	Number of Positions	Weighted Average Coupon (1)	Weighted Average Maturity Date (2)	Face Amount	Cost Basis	Fair Value
Commercial mortgage loan	25	7.8%	January 2029	$869,636	$869,407	$869,575
Mezzanine loan	2	10.6%	April 2028	112,500	112,500	112,500
Real estate-related securities (3)	29	5.9%	May 2038	73,230	73,027	73,319
Total investments in real estate debt:	56	7.8%	October 2029	$1,055,366	$1,054,934	$1,055,394

The following table details the Company's investments in real estate debt as of December 31, 2024 ($ in thousands):

	December 31, 2024
Type of Investment in Real Estate Debt	Number of Positions	Weighted Average Coupon (1)	Weighted Average Maturity Date (2)	Face Amount	Cost Basis	Fair Value
Commercial mortgage loan	21	7.9%	May 2028	$701,742	$701,720	$701,566
Mezzanine loan	2	10.6%	April 2028	112,500	112,500	112,500
Real estate-related securities (3)	29	6.0%	April 2038	73,035	72,794	73,120
Total investments in real estate debt:	52	8.1%	March 2029	$887,277	$887,014	$887,186

(1)
Based on applicable benchmark rates as of June 30, 2025 and December 31, 2024, respectively.
(2)
Weighted average maturity date is based on fully extended maturity.
(3)
The Company's real estate-related securities consist of floating-rate commercial mortgage backed securities ("CMBS").

The table below details the type of properties securing the loans in the Company's portfolio at the dates indicated ($ in thousands):

	June 30, 2025		December 31, 2024
Property Type	Fair Value	% of Portfolio	Fair Value	% of Portfolio
Multifamily	$313,950	32.0%	$353,208	43.2%
Data Center	268,190	27.3%	143,836	17.7%
Hotel	119,882	12.2%	119,360	14.7%
Industrial	99,761	10.2%	99,761	12.3%
Self-Storage	92,676	9.4%	40,700	5.0%
Production Studio	63,572	6.5%	36,260	4.5%
Life Sciences	24,044	2.4%	20,941	2.6%
Total	$982,075	100.0%	$814,066	100.0%

The table below details the geographic distribution of the properties securing the loans in the Company's portfolio at the dates indicated ($ in thousands):

	June 30, 2025		December 31, 2024
Geographic Location	Fair Value	% of Portfolio	Fair Value	% of Portfolio
West	$302,318	30.8%	$204,847	25.2%
Northeast	259,743	26.4%	300,299	36.9%
Mid-Atlantic	164,776	16.8%	126,149	15.5%
Southwest	140,155	14.3%	76,523	9.4%
Midwest	78,787	8.0%	74,116	9.1%
Southeast	36,296	3.7%	32,132	3.9%
Total	$982,075	100.0%	$814,066	100.0%

The total income from investments in real estate debt disclosed on the Company's condensed consolidated statement of operations relates to interest income, upfront fees, amortization of premiums/discounts, and realized and unrealized gain/(loss) on these investments in real estate debt. For the three and six months ended June 30, 2025, the Company recorded $0.1 million and $0.3 million of unrealized gains on its investments in real estate debt, respectively. For the three and six months ended June 30, 2024, the Company recorded de minimis and $0.2 million of unrealized gain on its investments in real estate debt, respectively. For the three and six months ended June 30, 2025, realized gains on investments in real estate debt were de minimis and $0.1 million, respectively. For the three and six months ended June 30, 2024, the Company recorded de minimis realized gains on its investments in real estate debt.

Note 5 - Other Assets

The following table details the components of the Company's other assets at the dates indicated ($ in thousands):

	June 30, 2025	December 31, 2024
Real estate intangibles, net	$45,143	$32,841
Interest receivable	5,674	5,017
Straight-line rent receivable	5,339	3,597
Deferred financing costs, net	537	—
Other	1,942	891
Total	$58,635	$42,346

Note 6 - Intangibles

The gross carrying amount and accumulated amortization of the Company's intangible assets consisted of the following as of the dates indicated ($ in thousands):

	June 30, 2025	December 31, 2024
Intangible assets:
In-place lease intangibles	$50,823	$36,313
Above-market lease intangibles	1,704	1,338
Total intangible assets	52,527	37,651
Accumulated amortization:
In-place lease amortization	(7,151)	(4,672)
Above-market lease amortization	(233)	(138)
Total real estate intangible assets, net	$45,143	$32,841
Intangible liabilities
Below-market lease intangibles	$(10,855)	$(10,855)
Total intangible liabilities	(10,855)	(10,855)
Accumulated amortization:
Below-market lease amortization	1,408	1,014
Total real estate intangible liabilities, net	$(9,447)	$(9,841)

The estimated future amortization on the Company's intangibles for each of the next five years and thereafter as of June 30, 2025, is as follows ($ in thousands):

	In-Place Lease Intangibles	Above-Market Intangibles	Below-Market Intangibles
2025 (remaining)	$3,587	$100	$(388)
2026	4,334	202	(775)
2027	4,334	202	(775)
2028	4,316	202	(766)
2029	4,284	202	(749)
2030	4,284	202	(749)
Thereafter	18,534	360	(5,245)
	$43,673	$1,470	$(9,447)

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

The following table summarizes the fixed and variable components of the Company's operating leases ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Fixed lease payments	$7,384	$3,987	$12,556	$7,057
Variable lease payments	725	898	1,662	1,300
Lease revenue	$8,109	$4,885	$14,218	$8,357
Above- and below-market lease amortization	146	171	298	361
Rental revenue	$8,255	$5,056	$14,516	$8,718

The following table presents the undiscounted future minimum rents the Company expects to receive for its industrial, retail and multifamily properties as of June 30, 2025 ($ in thousands):

Year	Future Minimum Rents
2025 (remaining)	$11,969
2026	20,965
2027	20,334
2028	20,875
2029	21,123
2030	21,619
Thereafter	116,281
Total	$233,166

Note 8 - Mortgage Notes

The Company's mortgage notes at June 30, 2025 and December 31, 2024 are detailed in the following table ($ in thousands):

	June 30, 2025			December 31, 2024
	Principal Balance Outstanding	Weighted Average Interest Rate	Weighted Average Maturity Date	Principal Balance Outstanding	Weighted Average Interest Rate	Weighted Average Maturity Date
Fixed rate mortgages	$94,300	5.45%	October 2029	$36,000	6.05%	November 2028
Less: Unamortized deferred financing costs	(1,441)			(325)
	$92,859			$35,675

During the six months ended June 30, 2025, the Company obtained a $58.3 million fixed-rate mortgage loan to finance the acquisition of Parc Westborough. During the year ended December 31, 2024, the Company did not obtain or repay any mortgage loans.

The following table details the future principal payments due under the Company's mortgage loans as of June 30, 2025 ($ in thousands):

Year	Amount
2025 (remaining)	$-
2026	-
2027	-
2028	36,000
2029	-
2030	58,300
Total	$94,300

The Company is subject to various financial and operational covenants under certain of its mortgage loans. As of June 30, 2025 and December 31, 2024, the Company was in compliance with all of its loan covenants.

Note 9 - Secured Debt Arrangements

The Company's borrowings under secured debt arrangements at June 30, 2025 and December 31, 2024 are detailed in the following table ($ in thousands):

	June 30, 2025				December 31, 2024
	Maximum Amount of Borrowings	Borrowings Outstanding	Weighted Average Borrowing Costs	Maturity Date (1)	Maximum Amount of Borrowings	Borrowings Outstanding	Weighted Average Borrowing Costs	Maturity Date (1)
JPM Repurchase Facility	$400,000	$168,407	SOFR + 2.42%	October 2028	$250,000	$139,985	SOFR + 2.42%	October 2028
Less: Unamortized deferred financing costs	N/A	(713)			N/A	(1,065)
	$400,000	$167,694			$250,000	$138,920

(1)
Maturity date assumes extensions at the Company's option are exercised with consent of the financing provider.

At June 30, 2025, the Company's borrowings had the following maturities ($ in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
JPM Repurchase Facility	$14,971	$47,100	$106,336	-	$168,407

The table above assumes extensions at the Company's option are exercised with consent of financing providers, where applicable.

Repurchase Agreements

Certain indirect subsidiaries (the "JPM Sellers") of the Company entered into a Master Repurchase Agreement with JPMorgan Chase Bank, National Association (the "JPM Repurchase Facility"), which provides the Company the ability to make borrowings secured by certain investments in commercial mortgage loans. The JPM Repurchase Facility has a three-year term plus two one-year extension options. The Operating Partnership has agreed to provide a limited guarantee of the obligations of the JPM Sellers under the JPM Repurchase Facility. During the six months ended June 30, 2025, the Company increased the maximum aggregate purchase price of the JPM Repurchase Facility from $250.0 million to $400.0 million.

Additionally, during the six months ended June 30, 2025, an indirect subsidiary (the "BofA Seller") of the Company entered into a Master Repurchase Agreement with BofA Securities, Inc. (the "BofA Repurchase Facility"), which provides the Company the ability to make revolving borrowings secured by certain investments in real estate-related securities. The Operating Partnership has agreed to provide a payment guarantee of the obligations of the BofA Seller under the BofA Repurchase Facility. As of June 30, 2025, there were no outstanding borrowings on the BofA Repurchase Facility.

Debt Covenants

The guarantees related to the Company's secured financing contains the following financial covenants: (i) while tangible net worth is equal to or less than $450.0 million, the Operating Partnership's NAV is not permitted to decline by 20% from the preceding quarter or 40% from the corresponding calendar month of the preceding calendar year; (ii) NAV cannot decline by 50% or more from the Operating Partnership's NAV as of October 26, 2023; (iii) the Operating Partnership's ratio of total indebtedness to tangible net worth cannot be greater than 3.00:1; and (iv) the Operating Partnership's liquidity cannot be less than an amount equal to the greater of 5% of total recourse indebtedness or $30.0 million.

The Company was in compliance with the covenants under its secured financing as of June 30, 2025 and December 31, 2024. The impact of macroeconomic conditions on the commercial real estate markets and global capital markets, including increased interest rates, changes to fiscal and monetary policy, slower economic growth or recession, labor shortages, and recent distress in the banking sector, may make it more difficult to meet or satisfy these covenants in the future.

Note 10 - Other Liabilities

The following table details the components of the Company's other liabilities at the date indicated ($ in thousands):

	June 30, 2025	December 31, 2024
Below market lease intangibles, net	$9,447	$9,841
Distribution payable	5,929	4,859
Accounts payable and accrued expenses	5,833	3,035
Real estate taxes payable	1,553	2,198
Accrued repurchases of common stock	1,347	1,385
Total	$24,109	$21,318

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

The Special Limited Partner holds a performance participation interest in the Operating Partnership that entitles it to receive an allocation from the Operating Partnership on Class S shares, Class D shares, and Class I shares equal to 12.5% of the annual Total Return, subject to a 5% annual Hurdle Amount and a High Water Mark, with a Catch-Up (each term as defined in the limited partnership agreement of the Operating Partnership, by and among the Company, as general partner, the Special Limited Partner and the limited partners party thereto from time to time (as amended, restated or otherwise modified from time to time, the "Limited Partnership Agreement")). On Class F-I shares, the Special Limited Partner is entitled to receive an allocation equal to 9.0% of the annual Total Return, subject to a 5% annual Hurdle Amount and a High Water Mark, with a Catch-Up (each term as defined in the Limited Partnership Agreement). Such allocation will accrue monthly and be paid annually. There is no performance participation interest with respect to Class A-I shares, Class A-III shares, and Class E shares. The performance participation interest is paid, at the Adviser's election, in cash, Class E shares, Class E units or any combination thereof. During the three and six months ended June 30, 2025, the Company accrued $0.1 million and $0.2 million of performance participation allocation, respectively. During the three and six months ended June 30, 2024, the Company accrued $0.1 million and $0.3 million of performance participation allocation, respectively.

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

The Company has engaged Nations Land Services, L.P. ("Nations"), a title agent company affiliated with Apollo. Nations acts as a title agent in facilitating and issuing title insurance in connection with investments by the Company, affiliates, and related parties, and third parties. Apollo receives distributions from Nations in connection with investments by the Company based on its equity interest in Nations. In each case, there will be no related offset to the Company. During the six months ended June 30, 2025, the Company incurred $0.2 million of expenses for services provided by Nations.

In February 2025, the Company engaged Lyra Client Solutions Holdings, LLC ("Lyra"), an end-to-end client service platform affiliated with Apollo. Lyra provides administration, data management, trade operations, investor onboarding and servicing, technology and other similar services for institutional, global wealth, global family office and retail investors. During the six months ended June 30, 2025, the Company incurred $0.1 million of expenses for services provided by Lyra.

The Dealer Manager serves as the dealer manager for the Follow-On Offering. The Dealer Manager is a registered broker-dealer affiliated with the Adviser. The Company entered into an agreement (the "Dealer Manager Agreement") with the Dealer Manager in connection with the Follow-On Offering. Subject to the terms of the Dealer Manager Agreement, the Company's obligations to pay stockholder servicing fees with respect to the Class S shares and Class D shares sold in the Follow-On Offering shall survive until such shares are no longer outstanding (including because such shares have converted into Class I shares or Class F-I shares).

The Dealer Manager is entitled to receive selling commissions of up to 3.0%, and dealer manager fees of up to 0.5%, of the transaction price of each Class S share sold in the primary offering; however, such amounts may vary at certain participating broker-dealers, provided that the sum will not exceed 3.5% of the transaction price. Participating broker-dealers are third-party broker-dealers engaged by the Dealer Manager to participate in the distribution of shares of the Company's common stock. The Dealer Manager is also entitled to receive selling commissions of up to 1.5% of the transaction price of each Class D share sold in the primary offering. The Dealer Manager also receives a stockholder servicing fee of 0.85% and 0.25% per annum of the aggregate NAV of the Company's outstanding Class S and Class D shares, respectively. The Dealer Manager has entered into agreements with selected dealers that agree to distribute the Company's shares in the Follow-On Offering, which will provide, among other things, for the reallowance of the full amount of the selling commissions and stockholder servicing fees to such selected dealers. The Company will cease paying the stockholder servicing fee with respect to any Class S share or Class D share held in a stockholder's account at the end of the month in which the total selling commissions, dealer manager fees and stockholder servicing fees paid with respect to such shares would exceed, in the aggregate, 8.75% of the gross proceeds from the sale of such shares. The Company will accrue the cost of the stockholder servicing fee as an offering cost at the time each Class S share and Class D share is sold during the primary offering. There will not be a stockholder servicing fee, upfront selling commission or dealer manager fee with respect to Class I shares, Class F-I shares, Class A-I shares and Class A-III shares.

From time to time, the Company makes co-investments in commercial mortgage and mezzanine loans alongside Apollo affiliates. As of June 30, 2025, all of the Company's investments in commercial mortgage and mezzanine loans were pari-passu co-investments with Apollo affiliates.

The Company may also offer Class E shares, which will only be available to certain of Apollo's affiliates, directors and employees, in one or more private placements. These shares are not being offered to the public pursuant to the Follow-On Offering and will not incur any upfront selling costs, ongoing servicing costs, management fee or performance participation allocation.

Apollo ARIS Holdings LLC, an indirect wholly-owned subsidiary of Apollo, has elected to reinvest the dividends declared on its Class F-I shares, which resulted in the issuance of 150 and 297 additional Class F-I shares during the three and six months ended June 30, 2025, respectively.

An affiliate of Apollo has elected to reinvest its dividends declared on its Class A-I units, which resulted in the issuance of 72,689 and 144,605 additional Class A-I units during the three and six months ended June 30, 2025, respectively.

Due to Affiliates

The following table details the Company's expenses that are due to its Adviser:

	June 30, 2025	December 31, 2024
Organization and offering	$7,146	$7,944
General and administrative	6,567	7,301
Management fee payable	1,005	828
Accrued performance participation allocation	189	443
Accrued stockholder servicing fee	15	15
Total	$14,922	$16,531

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

Management Fee Payable

The Adviser is entitled to a management fee equal to 1.25% of NAV per annum, payable monthly on Class S shares, Class D shares, and Class I shares. The Adviser will be paid a management fee equal to 1.0% of NAV per annum, payable monthly on Class F-I shares, and Class A-I shares. The Adviser will be paid a management fee equal to 1.0% of NAV for Class A-III shares per annum payable monthly; and provided that, for the period from April 1, 2023 through January 2, 2027, this management fee will be reduced to 0.85% of NAV for Class A-III shares per annum payable monthly. The management fee will be paid, at the Adviser's election, in cash, Class E shares, Class E units or any combination thereof. During the three and six months ended June 30, 2025, the Company incurred $2.9 million and $5.6 million of management fees.

During the three months ended June 30, 2025, the Company issued 119,181 Class E shares and 13,757 Class E units to the Adviser as payment for its management fee. The shares and units issued to the Adviser for payment of the management fee were issued at the applicable NAV per share/unit at the end of each month for which the fee was earned, in reliance upon the exemption from registration set forth in Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act"). The Adviser did not submit any repurchase requests for any shares or Operating Partnership units previously issued as payment for the management fee during the six months ended June 30, 2025.

The Adviser has elected to reinvest the dividends declared on the shares and Operating Partnership units issued for its management fee. In connection with such dividend reinvestment, the Company issued (i) 8,987 and 16,129 Class E shares and (ii) 1,947 and 3,657 Class E units to the Adviser in lieu of cash for the dividends paid during the three and six months ended June 30, 2025, respectively.

Accrued Performance Participation Allocation

The Special Limited Partner holds a performance participation interest in the Operating Partnership equal to (1) 12.5% of the Total Return with respect to Class S units, Class D units and Class I units and (2) 9.0% of the Total Return with respect to Class F-I units subject to a 5% Hurdle Amount and a High Water Mark with respect to such class of Operating Partnership units, with a Catch-Up.

The performance participation interest is accrued monthly and paid annually. During the six months ended June 30, 2025, the Company issued 20,744 Class E units to the Special Limited Partner in satisfaction of the performance participation allocation earned during the year ended December 31, 2024. The Operating Partnership units issued to the Special Limited Partner for payment of the performance participation allocation were issued at the applicable NAV per share/unit as of December 31, 2024, in reliance upon the exemption from registration set forth in Section 4(a)(2) of the Securities Act. The Special Limited Partner did not submit any repurchase requests for any Operating Partnership units previously issued as payment of the performance participation allocation during the three and six months ended June 30, 2025.

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

The following table summarizes the grants, vesting and forfeitures of restricted common stock during the six months ended June 30, 2025:

	Restricted Stock	Grant Date Fair Value ($ in thousands)
Outstanding as of December 31, 2024	4,763
Granted	4,681	100
Vested	(4,763)	—
Forfeiture	—	—
Outstanding as of June 30, 2025	4,681

Restricted Stock Grants

During the six months ended June 30, 2025, the Company issued 4,681 Class E shares to the independent directors of the Company's board of directors to cover the restricted stock portion of the annual base director's fee for the independent directors' services to the Company. The fair value of these shares was determined using the most recently available NAV and they are subject to a one year vesting period.

During the three and six months ended June 30, 2025, the Company recorded $25 thousand and $50 thousand of restricted stock amortization as general and administrative expenses in the condensed consolidated statement of operations, respectively. There are nine months of remaining amortization related to the grants of restricted stock, which represents unrecognized compensation cost of $75 thousand as of June 30, 2025.

Note 14 - Equity

Authorized Capital

As of June 30, 2025, the Company is authorized to issue preferred stock and seven classes of common stock consisting of Class S shares, Class D shares, Class I shares, Class F-I shares, Class A-I shares, Class A-III shares, and Class E shares. The differences among the classes of common stock relate to upfront selling commissions, dealer manager fees, and ongoing stockholder servicing fees, as well as varying management and performance participation allocations. See "Note 11 - Related Party Transactions" for additional information.

As of June 30, 2025 and December 31, 2024, the Company had the following classes of common stock authorized, issued and outstanding:

	June 30, 2025		December 31, 2024
Classification	Shares Authorized	Shares Issued and Outstanding	Shares Authorized	Shares Issued and Outstanding
Preferred Stock, $0.01 par value per share	100,000,000	—	100,000,000	—
Class S Shares, $0.01 par value per share	100,000,000	5,750	100,000,000	5,750
Class D Shares, $0.01 par value per share	100,000,000	4,829	100,000,000	4,715
Class I Shares, $0.01 par value per share	150,000,000	1,146,329	100,000,000	1,017,717
Class F-S Shares, $0.01 par value per share	—	—	100,000,000	—
Class F-D Shares, $0.01 par value per share	—	—	100,000,000	—
Class F-I Shares, $0.01 par value per share	100,000,000	1,560,284	100,000,000	1,565,701
Class A-I Shares, $0.01 par value per share	200,000,000	19,246,218	100,000,000	16,582,608
Class A-II Shares, $0.01 par value per share	—	—	100,000,000	—
Class A-III Shares, $0.01 par value per share	250,000,000	33,393,905	100,000,000	25,546,118
Class E Shares, $0.01 par value per share	100,000,000	728,467	100,000,000	489,542
Total	1,100,000,000	56,085,782	1,100,000,000	45,212,151

Common Stock

The following table details the movement in the Company's outstanding shares of common stock:

	Class S	Class D	Class I	Class F-I	Class A-I	Class A-III	Class E
Beginning balance, December 31, 2024	5,750	4,715	1,017,717	1,565,701	16,582,608	25,546,118	489,542
Common stock issued	—	—	51,629	—	1,652,390	4,213,973	110,501
Repurchase of common stock	—	—	—	(2,443)	(182,844)	(112,835)	(11,990)
Dividend reinvestment	—	57	3,034	3,459	90,170	9,027	7,287
Share class transfer	—	—	—	—	—	—	—
Ending balance, March 31, 2025	5,750	4,772	1,072,380	1,566,717	18,142,324	29,656,283	595,340
Common stock issued	—	—	76,105	—	1,047,441	3,809,905	123,978
Repurchase of common stock	—	—	(5,752)	(9,930)	(43,330)	(91,076)	—
Dividend reinvestment	—	57	3,596	3,497	99,783	18,793	9,149
Share class transfer	—	—	—	—	—	—	—
Ending balance, June 30, 2025	5,750	4,829	1,146,329	1,560,284	19,246,218	33,393,905	728,467

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

The following tables detail the aggregate distributions declared for each applicable class of common stock for the three and six months ended June 30, 2025:

	Three Months Ended June 30, 2025
	Class S	Class D	Class I	Class F-I	Class A-I	Class A-III	Class E
Aggregate gross distribution declared per share of common stock	$0.3364	$0.3364	$0.3364	$0.3364	$0.3364	$0.3364	$0.3364
Management fee per share of common stock	(0.0664)	(0.0664)	(0.0664)	(0.0526)	(0.0535)	(0.0454)	—
Stockholder servicing fee per share of common stock	(0.0445)	(0.0133)	—	—	—	—	—
Net distribution declared per share of common stock	$0.2255	$0.2567	$0.2700	$0.2838	$0.2829	$0.2910	$0.3364

	Six Months Ended June 30, 2025
	Class S	Class D	Class I	Class F-I	Class A-I	Class A-III	Class E
Aggregate gross distribution declared per share of common stock	$0.6727	$0.6727	$0.6727	$0.6727	$0.6727	$0.6727	$0.6727
Management fee per share of common stock	(0.1327)	(0.1327)	(0.1327)	(0.1051)	(0.1069)	(0.0907)	—
Stockholder servicing fee per share of common stock	(0.0885)	(0.0264)	—	—	—	—	—
Net distribution declared per share of common stock	$0.4515	$0.5136	$0.5400	$0.5676	$0.5658	$0.5820	$0.6727

Repurchases

During the three months ended June 30, 2025, the Company repurchased 91,076 Class A-III shares, 43,330 Class A-I shares, 9,930 Class F-I shares and 5,752 Class I shares for a total of $3.2 million. During the six months ended June 30, 2025 the Company repurchased 203,911 Class A-III shares, 226,174 Class A-I shares, 12,374 Class F-I shares, 5,752 Class I shares and 11,990 Class E shares for a total of $9.8 million. The Company had no unfulfilled repurchase requests as of June 30, 2025.

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

During the three and six months ended June 30, 2025, the Company issued 13,757 and 27,334 Class E units, respectively, to the Adviser for the management fee earned on the Operating Partnership units issued to an affiliate of Apollo.

During the six months ended June 30, 2025, the Company issued 20,744 Class E units to the Special Limited Partner in satisfaction of the performance participation allocation.

The redeemable non-controlling interest is recorded at the greater of the carrying amount, adjusted for its share of income or loss and dividends, or the redemption value, which is equivalent to fair value, of such Class E units at the end of the measurement period. Accordingly, the Company recorded an allocation adjustment between Additional paid-in capital and redeemable non-controlling interest of $25 thousand during the six months ended June 30, 2025 to reflect their redemption value.

The following table details the redeemable non-controlling interest activity related to the Adviser for the six months ended June 30, 2025 ($ in thousands):

Adviser
Balance at December 31, 2024	$2,817
Settlement of management fees	584
Settlement of performance participation allocation	443
GAAP income allocation	115
Distributions	(115)
Reinvestment of distributions	109
Fair value allocation	25
Balance at June 30, 2025	$3,978

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

Currently all Operating Partnership unitholders have elected to reinvest their dividends. In connection with such dividend reinvestment, in lieu of cash for dividends paid during the three and six months ended June 30, 2025, the Company issued 72,689 and 144,605 Class A-I units, respectively.

Non-Controlling Interests Attributable to Preferred Stockholders

A subsidiary of the Company elected to be taxed as a REIT for U.S. federal income tax purposes. This subsidiary has issued preferred non-voting shares to be held by investors to ensure compliance with the Code requirement that REITs have at least 100 shareholders. The preferred shares have a face amount of $1,000 and carry a 12.0% annual dividend payable semi-annually. As of June 30, 2025, this subsidiary had $125,000 of preferred non-voting shares outstanding.

Note 15 - Earnings per Share

The Company's net income (loss) and weighted average number of shares outstanding for the three and six months ended June 30, 2025, and for the three and six months ended June 30, 2024, consist of the following (in thousands):

Basic and Diluted Net Income per Share Attributable to ARIS Stockholders	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income (loss) attributable to ARIS stockholders	$15,576	$9,892	$29,525	$17,830
Denominator:
Basic and diluted weighted average shares of common stock outstanding (1)	54,416	30,498	51,695	27,700
Basic and diluted net income (loss) per share of common stock	$0.29	$0.32	$0.57	$0.64

(1) The weighted average shares of common stock outstanding are inclusive of outstanding restricted stock grants, the impact of which is not material to the basic and diluted net income (loss) per share of common stock.

Note 16 - Commitments and Contingencies

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2025 and December 31, 2024, the Company was not subject to any material litigation nor is the Company aware of any material litigation threatened against it.

As of June 30, 2025, the Company had $435.0 million of unfunded commitments related to its investments in real estate debt. The timing and amounts of fundings are uncertain as these commitments relate to loans for construction costs, capital expenditures, leasing costs, interest and carry costs, among others. As such, the timing and amounts of future fundings depend on the progress and performance of the underlying assets of the Company's investments in real estate debt.

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

The following table sets forth the total assets by segment as of June 30, 2025 and December 31, 2024 ($ in thousands):

	June 30, 2025	December 31, 2024
Real Estate	$451,420	$282,996
Real Estate Debt	1,061,605	892,203
Other Corporate	65,336	82,405
Total Assets	$1,578,361	$1,257,604

The following table sets forth the financial results by segment for the three months ended June 30, 2025 ($ in thousands):

	Real Estate	Real Estate Debt	Other Corporate	Total
Revenue
Rental revenue	$8,255	$—	$—	$8,255
Total revenues	8,255	—	—	8,255
Segment Expenses
Rental property operating	(1,742)	—	—	(1,742)
Total segment expenses	(1,742)	—	—	(1,742)
Income from investments in real estate debt	—	22,735	—	22,735
Segment net operating income	$6,513	$22,735	$—	$29,248
Other income and expenses
Other income	$—	$—	$791	$791
Interest expense, net	—	—	(4,221)	(4,221)
Depreciation and amortization	(3,773)	—	—	(3,773)
General and administrative	—	—	—	(1,808)
Management fee	—	—	—	(2,930)
Performance participation allocation	—	—	—	(102)
Total other income and expenses	(3,773)	—	(3,430)	(12,043)
Net income				$17,205
Net income attributable to non-controlling interests in the Operating Partnership				$1,621
Net income (loss) attributable to preferred stockholders				$8
Net income attributable to ARIS stockholders				$15,576

The following table sets forth the financial results by segment for the three months ended June 30, 2024 ($ in thousands):

	Real Estate	Real Estate Debt	Other Corporate	Total
Revenue
Rental revenue	$5,056	$—	$—	$5,056
Total revenues	5,056	—	—	5,056
Segment Expenses
Rental property operating	(824)	—	—	(824)
Total segment expenses	(824)	—	—	(824)
Income from investments in real estate debt	—	13,451	—	13,451
Segment net operating income	$4,232	$13,451	$—	$17,683
Other income and expenses
Other income	$—	$—	$1,565	$1,565
Interest expense, net	—	—	(1,885)	(1,885)
Depreciation and amortization	(2,127)	—	—	(2,127)
General and administrative	—	—	—	(1,742)
Management fee	—	—	—	(1,805)
Performance participation allocation	—	—	—	(69)
Total other income and expenses	(2,127)	—	(320)	(6,063)
Net income				$11,620
Net income attributable to non-controlling interests in the Operating Partnership				$1,721
Net income (loss) attributable to preferred stockholders				$7
Net income attributable to ARIS stockholders				$9,892

The following table sets forth the financial results by segment for the six months ended June 30, 2025 ($ in thousands):

	Real Estate	Real Estate Debt	Other Corporate	Total
Revenue
Rental revenue	$14,516	$—	$—	$14,516
Total revenues	14,516	—	—	14,516
Segment Expenses
Rental property operating	(3,147)	—	—	(3,147)
Total segment expenses	(3,147)	—	—	(3,147)
Income from investments in real estate debt	—	42,583	—	42,583
Segment net operating income	$11,369	$42,583	$—	$53,952
Other income and expenses
Other income	$—	$—	$2,133	$2,133
Interest expense, net	—	—	(7,762)	(7,762)
Depreciation and amortization	(6,277)	—	—	(6,277)
General and administrative	—	—	—	(3,528)
Management fee	—	—	—	(5,593)
Performance participation allocation	—	—	—	(189)
Total other income and expenses	(6,277)	—	(5,629)	(21,216)
Net income				$32,736
Net income attributable to non-controlling interests in the Operating Partnership				$3,203
Net income (loss) attributable to preferred stockholders				$8
Net income attributable to ARIS stockholders				$29,525

The following table sets forth the financial results by segment for the six months ended June 30, 2024 ($ in thousands):

	Real Estate	Real Estate Debt	Other Corporate	Total
Revenue
Rental revenue	$8,718	$—	$—	$8,718
Total revenues	8,718	—	—	8,718
Segment Expenses
Rental property operating	(1,397)	—	—	(1,397)
Total segment expenses	(1,397)	—	—	(1,397)
Income from investments in real estate debt	—	24,565	—	24,565
Segment net operating income	$7,321	$24,565	$—	$31,886
Other income and expenses
Other income	$—	$—	$2,473	$2,473
Interest expense, net	—	—	(2,654)	(2,654)
Depreciation and amortization	(3,582)	—	—	(3,582)
General and administrative	—	—	—	(3,280)
Management fee	—	—	—	(3,316)
Performance participation allocation	—	—	—	(272)
Total other income and expenses
Net income				$21,255
Net income attributable to non-controlling interests in the Operating Partnership				$3,418
Net income (loss) attributable to preferred stockholders				$7
Net income attributable to ARIS stockholders				$17,830

Note 18 - Subsequent Events

Subsequent to the six months ended June 30, 2025, the following events took place:

Investment Activity: The Company originated a $75.0 million first mortgage loan secured by a portfolio of extended-stay hotels ($16.0 million funded at close). Additionally, the Company funded approximately $26.4 million for previously closed mortgage loans.

Financing Activity: The Company drew approximately $74.9 million on the JPM Repurchase Facility. Additionally, certain indirect subsidiaries (the "BBPLC Sellers") of the Company entered into a Master Repurchase Agreement with Barclays Bank PLC. (the "BBPLC Repurchase Facility") on July 1, 2025, which provides for a maximum aggregate purchase price of $500.0 million. The BBPLC Repurchase Facility has a three-year term but may be further extended in one-year increments, subject to the satisfaction of certain criteria. The Operating Partnership has agreed to provide a limited guarantee of the obligations of the BBPLC Sellers under the BBPLC Repurchase Facility. As of the date of this Quarterly Report on Form 10-Q, there were no outstanding borrowings on the BBPLC Repurchase Facility.

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

On June 29, 2022, we commenced our initial public offering for up to $5.0 billion in shares of our common stock (the "Initial Public Offering"). On June 26, 2025, the Initial Public Offering terminated and we commenced our Follow-On Offering of up to $5.0 billion in shares of common stock, consisting of up to $4.0 billion in shares in our primary offering and up to $1.0 billion in shares pursuant to our distribution reinvestment plan. Additionally, we are conducting a private offering of Class E shares to certain of Apollo's affiliates and employees and our directors, which is exempt from the registration provisions set forth in Section 4(a)(2) of the Securities Act. As of August 12, 2025, we have received cumulative net proceeds of $1.3 billion, including proceeds received pursuant to our distribution reinvestment plan, from the sale of our Class S shares, Class D shares, Class I shares, Class F-I shares, Class A-I shares, Class A-III shares and Class E shares in our continuous public and private offerings. We have contributed the net proceeds from the sale of shares to the Operating Partnership in exchange for a corresponding number of Class S units, Class D units, Class I units, Class F-I units, Class A-I units, Class A-III units and Class E units. The Operating Partnership has primarily used the net proceeds to make investments in real estate, real estate debt and real estate-related securities, as further described below under "Portfolio". We intend to continue selling shares of our common stock on a monthly basis through the Follow-On Offering and our private offering.

We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from acquiring properties or real estate debt.

Q2 Highlights

Operating and Capital Raise Results:

•
We filed a new registration statement on Form S-11 for our follow-on public offering of up to $5.0 billion in shares of its common stock, which was declared effective by the SEC on June 26, 2025.
•
We raised $107.6 million, inclusive of $2.7 million from our distribution reinvestment plan, of net proceeds in the Initial Public Offering and the Follow-On Offering during the three months ended June 30, 2025.
•
We declared monthly net distributions totaling $17.3 million for the three months ended June 30, 2025.
•
The details of our annualized distribution rates and total returns for the three months ended June 30, 2025 are shown in the following table:

	Class S	Class D	Class I	Class F-I	Class A-I	Class A-III
Annualized Distribution Rate(1)	4.3%	4.8%	5.1%	5.4%	5.3%	5.5%
Year-to-Date Total Return, without upfront selling commissions(2)	2.5%	2.7%	2.8%	3.0%	3.3%	3.4%
Year-to-Date Total Return, assuming maximum upfront selling commissions(2)	(1.0%)	1.2%	N/A	N/A	N/A	N/A
Inception-to-Date Total Return, without upfront selling commissions(2)	5.5%	5.9%	6.2%	6.3%	7.7%	7.3%
Inception-to-Date Total Return, assuming maximum upfront selling commissions(2)	2.4%	3.8%	N/A	N/A	N/A	N/A
(1)
Reflects the distribution amount as of June 30, 2025 annualized and divided by the prior month's NAV, which is inclusive of all fees and expenses.
(2)
Total return is calculated as the change in NAV per share during the period, plus distributions per share (assuming distributions are reinvested in accordance with our distribution reinvestment plan) divided by the NAV per share at the beginning of the period. Inception-to-Date returns are annualized.

Investing and Financing Activity:

•
Acquired a 249-unit, garden-style multifamily property located in Westborough, MA, ("Parc Westborough"), for $96.7 million, inclusive of acquisition costs. The property was financed with a five-year, fixed-rate, $58.3 million mortgage.
•
Committed $196.7 million of capital to new commercial mortgage loans (with $92.1 million funded at closing) and provided $84.3 million of add-on fundings to existing commercial mortgage loans during the three months ended June 30, 2025
•
Received $111.0 million of repayments from commercial mortgage loans and $8.2 million of repayments from real estate-related securities, resulting in a $33 thousand realized gain.
•
Increased the maximum aggregate purchase price of the JPM Repurchase Facility from $250.0 million to $400.0 million and entered into a revolving repurchase agreement with Bank of America, providing us with the ability to borrow against our investments in real estate-related securities.
•
As of June 30, 2025, our leverage ratio was 0.2x. Our leverage ratio is calculated by dividing (i) the fair value of asset-specific and corporate level debt by (ii) NAV.

Current Portfolio:

•
Our current portfolio as of June 30, 2025 consisted of investments in real estate debt (approximately 69% based on fair value) and investments in real estate (approximately 31% based on fair value).
•
Our investments in real estate debt as of June 30, 2025 consisted of floating-rate commercial mortgage loans (approximately 82% based on fair value), fixed-rate mezzanine loans (approximately 11% based on fair value) and real estate-related securities (approximately 7% based on fair value). The collateral for our commercial mortgage loans and mezzanine loans consisted primarily of Multifamily (approximately 32% based on fair value), Data Center (approximately 27% based on fair value), Hotel (approximately 12% based on fair value) and Industrial (approximately 10% based on fair value) property types and were concentrated in the West (approximately 31% based on fair value), Northeast (approximately 26% based on fair value), Mid-Atlantic (approximately 17% based on fair value) and Southwest (approximately 14% based on fair value) regions.
•
Our seven properties as of June 30, 2025 consisted of Industrial (approximately 56% based on fair value), Multifamily (approximately 32% based on fair value) and Retail (approximately 12% based on fair value) property types and were concentrated in the Midwest (approximately 43% based on fair value), Southeast (approximately 36% based on fair value) and Northeast (approximately 21% based on fair value) regions.

NAV History

We began determining NAV per share on a monthly basis in December 2022. Set forth below is additional historical information regarding our NAV per share since December 22, 2022, the date upon which we commenced operations.

NAV Per Share History[(1)(2)]

NAV Value
$21.4000
$21.2000
$21.0000
$20.8000
$20.6000
$20.4000
$20.2000
$20.0000
12/31/2022
3/31/2023
6/30/2023
9/30/2023
12/31/2023
3/31/2024
6/30/2024
9/30/2024
12/31/2024
3/31/2025
6/30/2025
$20.0200
$20.1500
$20.3600
$20.5000
$20.7231
$20.8531
$20.9824
$21.0807
$21.2217
$21.2648
$21.3519

(1)
Please see Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations-Net Asset Value" for additional information concerning the methodology used to determine, and the limitations of, NAV per share.
(2)
Represents our historical total NAV per share, as of the respective dates.

Portfolio

Portfolio Summary

The following chart allocates our investments in real estate and real estate debt based on fair value as of June 30, 2025:

Investment Type

Real estate
31%
Real estate debt
69%

The following charts further describe the diversification of our investments in real estate and real estate debt based on fair value as of June 30, 2025(1)(2).

Property Type

Essential Retail
4%
Life Science
2%
Production
Studio
4%
Industrial
25%
Self-Storage
6%
Hotel
8%
Data Center
19%
Multifamily
32%

Geography

Southwest
10%
Mid-Atlantic
11%
Northeast
25%
Midwest
19%
Southeast
14%
West
21%

(1)
Excludes fair value of real estate-related securities.
(2)
Includes properties secured by real estate debt investments.

Investments in Real Estate

As of June 30, 2025, we owned seven real estate properties, which are summarized in the following table ($ in thousands):

June 30, 2025
Property Type	Number of Properties	Sq. Feet (in thousands)/Units	Occupancy(1)	Gross Asset Value (2)	Average Effective Annual Base Rent per Leased Square Foot/Units (3)
Industrial	4	1,899 sq. ft.	100%	$261,000	$6.94
Multifamily	2	435 units	94%	147,482	$26,775
Retail	1	118 sq. ft.	100%	58,600	$30.67
	7			$467,082
(1)
For our industrial and retail investments, occupancy rate is defined as all leased square footage divided by the total available square footage as of June 30, 2025. For our multifamily investment, occupancy is defined as the percentage of actual rent divided by gross potential rent (defined as actual rent for occupied units and market rent for vacant units) for the three months ended June 30, 2025.
(2)
Based on fair value as of June 30, 2025.
(3)
For our industrial and retail properties, average effective annual base rent per leased square foot represents the annualized base rent per leased square foot for the three months ended June 30, 2025. The average effective annual base rent includes the effects of rent concessions and abatements, and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization. For our multifamily property, average effective annual base rent per leased unit represents the annualized base rent per leased unit for the three months ended June 30, 2025. The average effective annual base rent includes the effects of rent concessions and abatements, and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization.

The following table provides information regarding our portfolio of real estate properties as of June 30, 2025 ($ in thousands):

	June 30, 2025
Investment	Number of Properties	Property Type	Location	Acquisition Date	Sq. Feet (in thousands)/Units	Occupancy(1)	Gross Asset Value (2)
Rickenbacker (6900 Shook Road)	1	Industrial	Columbus, Ohio	January 2023	165 sq. ft.	100%	$55,400
Hallmark (1551 Shepherd Road)	1	Industrial	Liberty, Missouri	October 2023	847 sq. ft.	100%	68,900
PepsiCo / Quaker Distribution Center (4553 Cayce Road)	1	Industrial	Byhalia, Mississippi	May 2024	708 sq. ft.	100%	60,700
2865 Charter Street	1	Industrial	Columbus, Ohio	March 2025	179 sq. ft.	100%	76,000
The Beckett	1	Multifamily	Charleston, South Carolina	May 2024	186 units	93%	50,800
Parc Westborough	1	Multifamily	Westborough, Massachusetts	May 2025	249 units	94%	96,682
16000 Pines	1	Retail	Pembroke Pines, Florida	August 2023	118 sq. ft.	100%	58,600
Total	7						$467,082

___________

(1)
For our industrial and retail investments, occupancy is defined as all leased square footage divided by the total available square footage as of June 30, 2025. For our multifamily investments, occupancy is defined as the percentage of actual rent divided by gross potential rent (defined as actual rent for occupied units and market rent for vacant units) for the three months ended June 30, 2025.
(2)
Based on fair value as of June 30, 2025.

Lease Expirations

The following schedule details the expiring leases at our industrial and retail properties by annualized base rent as of June 30, 2025 ($ and square feet in thousands). The table below excludes our multifamily properties as substantially all leases at such properties expire within 12 months.

Year	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring	Sq. Feet	% of Total Square Feet Expiring
2025 (remaining)	-	$-	0%	-	0%
2026	-	-	0%	-	0%
2027	-	-	0%	-	0%
2028	1	133	1%	2	0%
2029	2	295	2%	10	0%
2030	-	-	0%	-	0%
2031	3	4,217	22%	718	36%
2032	6	545	3%	11	1%
2033	5	4,718	25%	856	42%
2034	1	450	2%	25	1%
Thereafter	6	8,852	46%	395	20%
Total	24	$19,210	100%	2,017	100%

(1)
Annualized base rent is determined from the annualized base rent per leased square foot as of June 30, 2025, including the effects of rent concessions and abatements and excluding tenant recoveries, straight-line rent, and above-market and below-market lease amortization.

Investments in Real Estate Debt

The following table summarizes our investments in real estate debt as of June 30, 2025 ($ in thousands):

___________

	June 30, 2025
Type of Investment in Real Estate Debt	Number of Positions	Weighted Average Coupon (1)	Weighted Average Maturity Date (2)	Face Amount	Cost Basis	Fair Value
Commercial mortgage loan	25	7.8%	January 2029	$869,636	$869,407	$869,575
Mezzanine loan	2	10.6%	April 2028	112,500	112,500	112,500
Real estate-related securities (3)	29	5.9%	May 2038	73,230	73,027	73,319
Total investments in real estate debt:	56	7.8%	October 2029	$1,055,366	$1,054,934	$1,055,394

(1)
Based on applicable benchmark rates as of June 30, 2025.
(2)
Weighted average maturity date is based on fully extended maturity.
(3)
Our real estate-related securities consist of floating-rate CMBS.

The following table summarizes our investments in commercial real estate loans as of June 30, 2025 ($ in thousands):

Commercial Real Estate Loan Portfolio
		June 30, 2025
#	Type	Property Type	Geography	Coupon(1)	Maturity Date(2)	Commitment	Cost Basis	Fair Value
1	First Mortgage	Data Center	Southwest	6.8%	January 2030	$125,000	$83,033	$83,033
2	First Mortgage	Production Studio	West	8.3%	September 2028	$100,000	$63,572	$63,572
3	First Mortgage	Self-Storage	Various	7.2%	May 2030	$96,700	$92,676	$92,676
4	First Mortgage	Data Center	Mid-Atlantic	8.2%	April 2029	$85,000	$61,657	$61,657
5	First Mortgage	Data Center	Mid-Atlantic	8.7%	September 2030	$75,000	$22,897	$22,897
6	First Mortgage	Multifamily	Northeast	8.6%	July 2028	$65,000	$44,162	$44,162
7	First Mortgage	Data Center	Mid-Atlantic	7.8%	July 2029	$65,000	$23,883	$23,883
8	Mezzanine	Multifamily	Various	11.0%	July 2029	$62,500	$62,500	$62,500
9	First Mortgage	Multifamily	West	7.3%	February 2029	$60,000	$60,000	$60,000
10	First Mortgage	Multifamily	Northeast	7.3%	January 2029	$50,000	$50,000	$50,000
11	Mezzanine	Industrial	Various	10.0%	September 2026	$50,000	$50,000	$50,000
12	First Mortgage	Industrial	Northeast	7.8%	March 2028	$50,000	$49,761	$49,761
13	First Mortgage	Data Center	Mid-Atlantic	8.5%	June 2028	$50,000	$49,117	$49,117
14	First Mortgage	Hotel	West	8.1%	February 2029	$50,000	$45,811	$45,811
15	First Mortgage	Data Center	West	7.8%	February 2030	$50,000	$27,375	$27,603
16	First Mortgage	Multifamily	Southeast	8.6%	December 2028	$50,000	$10,426	$10,426
17	First Mortgage	Multifamily	West	8.1%	March 2031	$50,000	$8,675	$8,675
18	First Mortgage	Multifamily	Southwest	7.3%	July 2029	$35,000	$33,113	$33,113
19	First Mortgage	Data Center	Southwest	6.6%	June 2030	$33,719	$-	$-
20	First Mortgage	Data Center	Southwest	6.6%	June 2030	$33,349	$-	$-
21	First Mortgage	Data Center	Southwest	6.6%	June 2030	$32,932	$-	$-
22	First Mortgage	Multifamily	Northeast	8.1%	July 2025	$26,000	$22,905	$22,905
23	First Mortgage	Hotel	Northeast	7.9%	November 2027	$25,000	$25,000	$25,000
24	First Mortgage	Hotel	Various	8.5%	August 2026	$25,000	$25,000	$25,000
25	First Mortgage	Hotel	Various	8.1%	July 2028	$25,000	$24,132	$24,072
26	First Mortgage	Life Sciences	Northeast	7.6%	August 2029	$25,000	$24,044	$24,044
27	First Mortgage	Multifamily	Midwest	8.6%	December 2028	$25,000	$22,168	$22,168

		Total W/A		8.1%	December 2028	$1,420,200	$981,907	$982,075

____________

(1)
Based on applicable benchmark rates as of June 30, 2025.
(2)
Weighted average maturity date is based on fully extended maturity.

Results of Operations

The following table sets forth information regarding our consolidated results of operations for the three months ended June 30, 2025 and 2024 ($ in thousands):

	Three Months Ended June 30,		Change
	2025	2024	$
Revenues
Rental revenue	$8,255	$5,056	$3,199
Total revenues	8,255	5,056	3,199
Expenses
Rental property operating	$1,742	$824	$918
General and administrative	1,808	1,742	66
Management fee	2,930	1,805	1,125
Performance participation allocation	102	69	33
Depreciation and amortization	3,773	2,127	1,646
Total expenses	$10,355	$6,567	$3,788
Other income
Income from investments in real estate debt	22,735	13,451	9,284
Other income	791	1,565	(774)
Interest expense	(4,221)	(1,885)	(2,336)
Total other income	19,305	13,131	6,174
Net income	$17,205	$11,620	$5,585

Rental Revenue

Rental revenue primarily consists of base rent arising from tenant leases at our properties. Rental revenue is recognized on a straight-line basis over the life of the lease. The $3.2 million increase in rental revenue was due to the acquisition of two additional properties subsequent to June 30, 2024.

Rental Property Operating Expenses

Rental property operating expenses consist of the costs of ownership and operation of our real estate investments. Examples of rental property operating expenses include real estate taxes, insurance, utilities and repair and maintenance expenses. The $0.9 million increase in rental property operating expenses was due to the acquisition of two additional properties subsequent to June 30, 2024.

General and Administrative Expenses

General and administrative expenses consist primarily of legal fees, accounting fees and fees for other professional services. The $0.1 million increase in general and administrative expenses was due to an increase in transaction activity.

Management Fee

Management fees are earned by the Adviser for providing services pursuant to the Advisory Agreement and are based on the month end NAV for the respective share classes. The $1.1 million increase in management fees was due to the increase in our average NAV from June 30, 2024 to June 30, 2025 which was primarily driven by our capital raise activity and appreciation from our investments.

Performance Participation Allocation

The performance participation allocation relates to allocations from the Operating Partnership to the Special Limited Partner based on the total return of the Operating Partnership. Total return is defined as distributions paid or accrued plus the change in aggregate NAV since the beginning of the year, before giving effect to (x) changes resulting solely from the proceeds of issuances of additional Operating Partnership units, (y) any allocation or accrual to the performance participation interest and (z) applicable stockholder servicing fee expenses allocable to such Operating Partnership units. There was a minimal increase in the performance participation allocation for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 due an increase in outstanding shares subject to the performance participation allocation.

Depreciation and Amortization

Depreciation and amortization expenses are impacted by the values assigned to buildings and in-place lease assets as part of the initial purchase price allocation. The $1.6 million increase in depreciation and amortization expenses was due to the acquisition of two additional properties subsequent to June 30, 2024.

Income from Investments in Real Estate Debt

Income from investments in real estate debt consists of interest income, fees revenue, realized gains and losses and unrealized gains and losses resulting from the changes in fair value. The $9.3 million increase in income from investments in real estate debt is due to originations, acquisitions and add-on fundings subsequent to June 30, 2024, resulting in higher interest income. As of June 30, 2025, we owned 56 positions in commercial mortgage loans, mezzanine loans and real estate-related securities, compared to 31 positions as of June 30, 2024, and the balance of our investments in real estate debt, at fair value increased from $569.1 million to $1,055.4 million during the same time period.

Other Income

Other income primarily consists of interest earned on our cash and cash equivalents balance. The $0.8 million decrease in other income was driven by lower average cash balances during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024.

Interest Expense

Interest expense includes the amortization of deferred financing costs related to our mortgage note and secured debt arrangements. The $2.3 million increase in interest expense was driven by an increase of $66.2 million of indebtedness related to our secured debt arrangements and an increase of $58.3 million of indebtedness related to our mortgage notes as of June 30, 2024.

The following table sets forth information regarding our consolidated results of operations for the six months ended June 30, 2025 and 2024 ($ in thousands):

	Six Months Ended June 30,		Change
	2025	2024	$
Revenues
Rental revenue	$14,516	$8,718	$5,798
Total revenues	14,516	8,718	5,798
Expenses
Rental property operating	$3,147	$1,397	$1,750
General and administrative	3,528	3,280	248
Management fee	5,593	3,316	2,277
Performance participation allocation	189	272	(83)
Depreciation and amortization	6,277	3,582	2,695
Total expenses	$18,734	$11,847	$6,887
Other income
Income from investments in real estate debt	42,583	24,565	18,018
Other income	2,133	2,473	(340)
Interest expense	(7,762)	(2,654)	(5,108)
Total other income	36,954	24,384	12,570
Net income	$32,736	$21,255	$11,481

Rental Revenue

Rental revenue primarily consists of base rent arising from tenant leases at our properties. Rental revenue is recognized on a straight-line basis over the life of the lease. The $5.8 million increase in rental revenue was due to the acquisition of two additional properties subsequent to June 30, 2024.

Rental Property Operating Expenses

Rental property operating expenses consist of the costs of ownership and operation of our real estate investments. Examples of rental property operating expenses include real estate taxes, insurance, utilities and repair and maintenance expenses. The $1.8 million increase in rental property operating expenses was due to the acquisition of two additional properties subsequent to June 30, 2024.

General and Administrative Expenses

General and administrative expenses consist primarily of legal fees, accounting fees and fees for other professional services. The $0.2 million increase in general and administrative expenses was due to an increase in transaction activity.

Management Fee

Management fees are earned by the Adviser for providing services pursuant to the Advisory Agreement and are based on the month end NAV for the respective share classes. The $2.3 million increase in management fees was due to the increase in our average NAV from June 30, 2024 to June 30, 2025 which was primarily driven by our capital raise activity and appreciation from our investments.

Performance Participation Allocation

The performance participation allocation relates to allocations from the Operating Partnership to the Special Limited Partner based on the total return of the Operating Partnership. Total return is defined as distributions paid or accrued plus the change in aggregate NAV since the beginning of the year, before giving effect to (x) changes resulting solely from the proceeds of issuances of additional Operating Partnership units, (y) any allocation or accrual to the performance participation interest and (z) applicable stockholder servicing fee expenses allocable to such Operating Partnership units. In April 2024, approximately 5.2 million Class F-I shares, which are subject to the performance participation allocation, were exchanged for approximately 5.2 million Class A-I shares, which are not subject to the performance participation allocation, driving the $0.1 million decrease in the performance participation allocation as compared to the six months ended June 30, 2024.

Depreciation and Amortization

Depreciation and amortization expenses are impacted by the values assigned to buildings and in-place lease assets as part of the initial purchase price allocation. The $2.7 million increase in depreciation and amortization expenses was due to the acquisition of two additional properties subsequent to June 30, 2024.

Income from Investments in Real Estate Debt

Income from investments in real estate debt consists of interest income, fees revenue, realized gains and losses and unrealized gains and losses resulting from the changes in fair value. The $18.0 million increase in income from investments in real estate debt is due to originations, acquisitions and add-on fundings subsequent to June 30, 2024, resulting in higher interest income. As of June 30, 2025, we owned 56 positions in commercial mortgage loans, mezzanine loans and real estate-related securities, compared to 31 positions as of June 30, 2024, and the balance of our investments in real estate debt, at fair value increased from $569.1 million to $1,055.4 million during the same time period.

Other Income

Other income primarily consists of interest earned on our cash and cash equivalents balance. The $0.3 million decrease in other income was driven by lower average cash balances during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.

Interest Expense

Interest expense includes the amortization of deferred financing costs related to our mortgage note and secured debt arrangements. The $5.1 million increase in interest expense was driven by an increase of $66.2 million of indebtedness related to our secured debt arrangements and an increase of $58.3 million of indebtedness related to our mortgage notes as of June 30, 2024.

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

As of June 30, 2025, our liquidity comprised of $64.2 million of unrestricted cash and cash equivalents and $231.6 million of undrawn capacity on our secured debt arrangements. We may generate incremental liquidity through our operating cash flows, which were $42.2 million for the six months ended June 30, 2025. Additionally, we may create liquidity through either the sale of, or borrowing against, our investments in real estate-related securities, which were classified as trading securities and carried at their estimated fair value of $73.3 million as of June 30, 2025. As of June 30, 2025, we remain low leveraged with a current leverage ratio of 0.2x, calculated as dividing (i) the fair value of asset-specific and corporate level debt by (ii) NAV.

Over time, we generally intend to fund our cash needs for items other than asset acquisitions from operations. We expect our cash needs for acquisitions will be funded primarily from the sale of shares of our common stock and through the assumption or incurrence of debt. During the six months ended June 30, 2025, we received $230.6 million of proceeds from the sale of shares of common stock, including proceeds from our private offerings, and repurchased $10.6 million of shares of our common stock under our share repurchase plan.

Potential sources of liquidity include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets, equity issuances by the Operating Partnership or the sale of beneficial interests in specific Delaware statutory trusts holding real properties, including properties placed by the Operating Partnership or affiliates of Apollo. As of June 30, 2025, we held approximately $967.1 million of unencumbered assets at fair value outside of trading securities mentioned in the preceding paragraph, consisting of investments in real estate, as well as commercial mortgage and mezzanine loans.

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

The following table presents a reconciliation of net income to FFO and AFFO ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$17,205	$11,620	$32,736	$21,255
Adjustments to arrive at FFO:
Depreciation and amortization	3,773	2,127	6,277	3,582
FFO	$20,978	$13,747	$39,013	$24,837
Adjustments to arrive at AFFO:
Straight-line rental income	(1,226)	(494)	(1,742)	(881)
Unrealized (gain)/loss on fair value of investments in real estate debt	(149)	(3)	(287)	(155)
Non-cash performance participation allocation	102	69	189	272
Amortization of restricted stock awards	25	25	50	50
Amortization of above- and below-market leases, net	(145)	(171)	(299)	(361)
AFFO	$19,585	$13,173	$36,924	$23,762

Net Asset Value

NAV per share is calculated in accordance with the valuation guidelines approved by our board of directors. Our total NAV presented in the following tables includes the NAV of our Class S shares, Class I shares, Class F-I shares, Class A-I shares, Class A-III shares and Class E shares and units held by parties other than us. The following table provides a breakdown of the major components of our total NAV as of June 30, 2025 ($ and shares/units in thousands):

Components of NAV	June 30, 2025
Investments in real estate	$467,082
Investments in real estate debt	1,055,394
Cash and cash equivalents	64,206
Restricted cash	1,130
Other assets	8,155
Mortgage notes at fair value, net of deferred financing costs	(92,859)
Secured debt arrangements, net	(167,694)
Other liabilities	(14,662)
Accrued performance participation allocation	(189)
Management fee payable	(1,005)
Net asset value	$1,319,558
Number of outstanding shares/units	61,800

The following table provides a breakdown of our total NAV and NAV per share/unit by class as of June 30, 2025 ($ and shares/units in thousands, except per share/unit data):

NAV Per Share/Unit	Class S Shares	Class D Shares	Class I Shares	Class F-I Shares	Class A-I Shares	Class A-III Shares	Class E Shares(1)	Third-party Operating Partnership Class A-I Units(2)	Third-party Operating Partnership Class E Units(2)	Total
Net asset value	$121	$102	$24,090	$32,644	$411,809	$712,855	$15,646	$118,313	$3,978	$1,319,558
Number of outstanding shares/units	6	5	1,146	1,561	19,246	33,394	728	5,529	185	61,800
NAV per share/unit as of June 30, 2025	$21.1113	$21.2079	$21.0142	$20.9214	$21.3969	$21.3469	$21.4776	$21.3969	$21.4776	$21.3519

___________

(1)
Class E shares of our common stock are offered to certain of Apollo's affiliates, directors and employees in one or more private placements.
(2)
Includes the Operating Partnership units held by parties other than us.

Consistent with the disclosure in our prospectus regarding our NAV calculation, our investments in real estate and real estate debt are initially valued at cost. The valuations of our real properties as of June 30, 2025, excluding certain newly acquired properties that are held at cost which we believe reflects the fair value of such properties, were provided by the independent valuation advisor in accordance with our valuation procedures. Certain key assumptions that were used by the independent valuation advisor in the discounted cash flow analysis are set forth in the following table based on weighted-averages by property types where we have multiple real estate investments. Once we own more than one retail and one multifamily property, we will include the key assumptions for each such property type.

Property Type	Discount Rate	Exit Capitalization Rate
Industrial	7.6%	6.4%

A change in these assumptions or factors would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Industrial Investment Values
Discount rate	0.25% Decrease	+2.15%
(weighted average)	0.25% Increase	(2.09)%
Exit Capitalization Rate	0.25% Decrease	+2.09%
(weighted average)	0.25% Increase	(1.93)%

The following table reconciles stockholders' equity and the Operating Partnership partners' capital per our condensed consolidated balance sheet to our NAV ($ in thousands):

Reconciliation of Stockholders' Equity to NAV	June 30, 2025
Stockholders' equity under U.S. GAAP	$1,163,434
Non-controlling interests attributable to the Operating Partnership and preferred stockholders	111,365
Redeemable non-controlling interests	3,978
Total stockholders' equity, redeemable non-controlling interests and the Operating Partnership partners' capital under GAAP	$1,278,777
Adjustments:
Unrealized net real estate appreciation	15,750
Advanced organization and offering costs and advanced operating expenses	13,713
Accumulated depreciation and amortization	11,303
Accrued stockholder servicing fee	15
NAV	$1,319,558

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
•
Accrued stockholder servicing fees represent the accrual for the cost of the stockholder servicing fee for Class S shares and Class D shares. Under GAAP, we accrued the full cost of the stockholder servicing fees payable over the life of each share (assuming such share remains outstanding the length of time required to pay the maximum stockholder servicing fee) as an offering cost at the time we sold the Class S shares and Class D shares. For purposes of calculating NAV, we recognize the stockholder servicing fees as a reduction of NAV on a monthly basis when such fees are accrued.

Distributions

Beginning in April 2023, we have declared and intend to continue to declare monthly distributions for each class of our common stock, which are generally paid 20 days after month-end. Distributions are made on all classes of our common stock at the same time and each class of our common stock received the same aggregate gross distribution per share; however, the net distribution differs for each class because of different allocations of class-specific stockholder servicing fees, management fees and performance participation allocation. The table below details the net per share distribution for each of our share classes for the six months ended June 30, 2025:

Record Date	Class S Shares	Class D Shares	Class I Shares	Class F-I Shares	Class A-I Shares and Operating Partnership Units	Class A-III Shares	Class E Shares and Operating Partnership Units
January 31, 2025	$0.0749	$0.0855	$0.0900	$0.0946	$0.0943	$0.0970	$0.1121
February 28, 2025	0.0762	0.0859	0.0900	0.0946	0.0943	0.0970	0.1121
March 31, 2025	0.0749	0.0855	0.0900	0.0946	0.0943	0.0970	0.1121
April 30, 2025	0.0753	0.0856	0.0900	0.0946	0.0943	0.0970	0.1121
May 31, 2025	0.0749	0.0855	0.0900	0.0946	0.0943	0.0970	0.1121
June 30, 2025	0.0753	0.0856	0.0900	0.0946	0.0943	0.0970	0.1122
Total	$0.4515	$0.5136	$0.5400	$0.5676	$0.5658	$0.5820	$0.6727

The following tables summarize our distributions declared during the six months ended June 30, 2025 and 2024 ($ in thousands):

	Six Months Ended June 30, 2025		Six Months Ended June 30, 2024
	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$24,505	74%	$14,188	74%
Reinvested in shares	8,467	26%	4,975	26%
Total distributions(1)	$32,972	100%	$19,163	100%
Sources of distributions
Cash flows from operating activities(2)	$32,972	100%	$19,163	100%
Total sources of distributions	$32,972	100%	$19,163	100%

AFFO	$36,924		$23,762

___________

(1)
Includes distributions declared on Operating Partnership units.
(2)
During the six months ended June 30, 2025, we received cash flows from operating activities in the amount of $42.2 million.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents ($ in thousands):

	Six Months Ended June 30,
	2025	2024
Cash flows provided by operating activities	$42,214	$29,529
Cash flows used in investing activities	(339,802)	(355,571)
Cash flows provided by financing activities	280,519	298,833
Net decrease in cash and cash equivalents	$(17,069)	$(27,209)

Cash flows provided by operating activities increased by approximately $12.7 million during the six months ended June 30, 2025 compared to the six months ended June 30, 2024 due to increased cash flows from income related to our investments in real estate and real estate debt.

Cash flows used in investing activities decreased by approximately $15.8 million during the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decrease is primarily due to a $126.7 million increase in repayments of commercial mortgage loans and real estate-related securities. This was offset by a net increase of $64.8 million in acquisitions of real estate and a net increase of $46.1 million of fundings related to investments in real estate debt.

Cash flows provided by financing activities decreased by approximately $18.3 million during the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decrease is primarily driven by a $15.5 million net reduction in borrowing proceeds from our secured debt arrangements and mortgage loans and increases of $12.6 million in cash distributions, $9.2 million in share repurchases, $1.4 million in payments for deferred financing costs and $0.7 million in payments for offering costs. This was offset by an increase of $21.2 million in proceeds from the issuance of our common stock.

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

As of June 30, 2025, we held $1.1 billion of investments in real estate debt, including real estate debt securities, and had outstanding borrowings of $168.4 million on our secured debt arrangements. While we cannot predict factors that may or may not affect interest rates, a 50 bps increase or decrease in SOFR would have resulted in an increase or decrease to income from investments in real estate debt of $1.2 million and $2.2 million for the three and six months ended June 30, 2025, respectively, and an increase or decrease to interest expense of $0.2 million and $0.4 million for the three and six months ended June 30, 2025, respectively.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal action arising in the ordinary course of business. As of June 30, 2025, we were not involved in any material legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed under Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 21, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

During the three months ended June 30, 2025, we sold equity securities that were not registered under the Securities Act. As described in Note 11 - Related Party Transactions to our condensed consolidated financial statements, the Adviser is entitled to an annual management fee payable monthly in cash, shares of common stock, or Operating Partnership units, in each case at the Adviser's election. For the three months ended June 30, 2025, the Adviser elected to receive its management fee in Class E shares and Class E units. In connection with the Adviser's election, we issued 119,181 Class E shares and 13,757 Class E units to the Adviser during the three months ended June 30, 2025 in satisfaction of the management fee.

During the three months ended June 30, 2025, we sold and issued 117 Class E shares to certain of Apollo's affiliates and employees and our directors pursuant to a private placement for an aggregate purchase price of $3 thousand. During the three months ended June 30, 2025, we issued 162 Class E shares in lieu of cash for the dividends paid for a total value of approximately $3 thousand. These issuances were made in reliance upon the exemption from the registration set forth in Section 4(a)(2) of the Securities Act.

During the three months ended June 30, 2025, all unitholders of the Operating Partnership elected to reinvest their dividends. In connection with such dividend reinvestment, we issued 72,689 and 2,736 Class A-I units and Class E units, respectively, to the unitholders of the Operating Partnership in lieu of cash for the dividends paid during the three months ended June 30, 2025. These issuances were made in reliance upon the exemption from registration set forth in Section 4(a)(2) of the Securities Act.

Use of Offering Proceeds

On June 29, 2022, the Registration Statement on Form S-11 (File No. 333-264456) for the Initial Public Offering was declared effective under the Securities Act. The offering price for each class of our common stock is determined monthly and is made available on our website and in prospectus supplement filings.

As of June 30, 2025, we received net proceeds of $1.2 billion from the Initial Public Offering. The following table summarizes certain information about the Initial Public Offering Offering proceeds therefrom (in thousands):

	Class S Shares	Class D Shares	Class I Shares	Class F-I Shares	Class A-I Shares	Class A-II Shares	Class A-III Shares	Total
Initial Public Offering proceeds:
Shares sold	6	5	1,138	17,027	16,263	12,103	9,221	55,763
Gross offering proceeds	$122	$100	$23,745	$344,195	$337,486	$253,388	$195,688	$1,154,724
Selling commissions and dealer manager fees	(2)	(1)	—	—	—	—	—	(3)
Accrued stockholder servicing fees	—	—	—	—	—	—	—	—
Net offering proceeds	$120	$99	$23,745	$344,195	$337,486	$253,388	$195,688	$1,154,721

We primarily used the net proceeds of the Initial Public Offering along with the unregistered sales towards the acquisition of $451.2 million in real estate, $1.1 billion in commercial real estate loans, and $95.9 million in net real estate-related securities.

Share Repurchase Plan

We have adopted a share repurchase plan, whereby on a monthly basis, stockholders may request that we repurchase all or any portion of their shares. We may choose to repurchase all, some or none of the shares that have been requested to be repurchased at the end of any particular month, in our discretion, subject to any limitations in the share repurchase plan. The aggregate NAV of total repurchases of Class S shares, Class D shares, Class I shares, Class F-I shares, Class A-I shares, Class A-III shares and Class E shares is limited to 2% of the aggregate NAV per month and 5% of the aggregate NAV per calendar quarter. Shares are repurchased at a price equal to the transaction price on the applicable repurchase date. Due to the illiquid nature of investments in real estate, we may not have sufficient liquid resources to fund repurchase requests and have established limitations on the amount of funds we may use for repurchases during any calendar month and quarter. Further, our board of directors may modify or suspend the share repurchase plan.

During the three months ended June 30, 2025, we repurchased 91,076 Class A-III shares, 43,330 Class A-I shares, 9,930 Class F-I shares and 5,752 Class I shares pursuant to our share repurchase plan for $3.2 million. We did not repurchase any Class S shares, Class D shares or Class E shares. The "Liquidity and Capital Resources" section within Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" details our sources of capital used to pay such repurchases.

Month of	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Repurchases as Percentage of NAV(1)	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs
April 2025	44,535	21.18	44,535	0.08%	—
May 2025	42,442	21.25	42,442	0.07%	—
June 2025	63,110	21.33	63,110	0.10%	—
Total	150,087	21.26	150,087	0.26%	—

____________

(1) Represents aggregate NAV of the shares repurchased under our share repurchase plan over aggregate NAV of all shares outstanding, in each case, based on the NAV as of the last calendar day of the prior month.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Third Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on December 23, 2022)
3.2	Articles Supplementary (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on July 2, 2025)
3.3

Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Pre-Effective Amendment No. 1 to the Registrant's Registration Statement on Form S-11 as filed by the Registrant with the Securities and Exchange Commission on June 7, 2022)

4.1	Second Amended and Restated Share Repurchase Plan (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on July 2, 2025)
4.2	Second Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on July 2, 2025)
4.3

Form of Subscription Agreement (incorporated by reference to Exhibit 4.3 to the Pre-Effective Amendment No. 1 to the Registrant's Registration Statement on Form S-11 as filed by the Registrant with the Securities and Exchange Commission on June 16, 2025)

10.1	Fourth Amended and Restated Advisory Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 2, 2025)
10.2	Third Amended and Restated Limited Partnership Agreement (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on July 2, 2025)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page Interactive Data File (embedded with the Inline XBRL document)

*	Filed herewith

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

Apollo Realty Income Solutions, Inc.

August 12, 2025	By:	/s/ Jess Lipsey
Jess Lipsey
President, Chief Executive Officer and Director
(Principal Executive Officer)

August 12, 2025	By:	/s/ Anastasia Mironova
Anastasia Mironova
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)