Form 10-K
period 2025-12-31
Apollo Realty Income Solutions, Inc.
filed 2026-03-10
CIK 1882850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant: No established market exists for the registrant's common stock. As of March 10, 2026, the Registrant had 70,115,605 outstanding shares of common stock, consisting of 43,868,482 Class A-III shares, 22,092,114 Class A-I shares, 1,487,838 Class F-I shares, 1,510,146 Class I shares, 4,988 Class D shares, 13,347 Class S shares and 1,138,690 Class E shares.

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
•
We have held our current investments for only a limited period of time and you will not have the opportunity to evaluate our future investments before we make them.
•
Since there is no public trading market for shares of our common stock, repurchase of shares by us will likely be the only way to dispose of your shares. Our share repurchase plan provides stockholders with the opportunity to request that we repurchase their shares on a monthly basis, but we are not obligated to repurchase any shares and may choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular month in our discretion. In addition, repurchases will be subject to available liquidity and other significant restrictions. Further, our board of directors may make exceptions to modify or suspend our share repurchase plan if it deems such action to be in our best interest and the best interest of our stockholders, such as when repurchase requests would place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on us that would outweigh the benefit of repurchasing our shares of our stock. Our board of directors cannot terminate our share repurchase plan absent a liquidity event which results in our stockholders receiving cash or securities listed on a national securities exchange or where otherwise required by law. As a result, shares of our common stock should be considered as having only limited liquidity and at times may be illiquid.

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
•
While our investment strategy targets primarily substantially stabilized income-oriented commercial real estate assets that have attractive long-term fundamentals in the United States with a focus on providing current income to investors, an investment in us is not an investment in fixed income. Fixed income has material differences from an investment in us, including those related to vehicle structure, investment objectives and restrictions, risks, fluctuation of principal, safety, guarantees or insurance, fees and expenses, liquidity and tax treatment.
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

PART I

ITEM 1. BUSINESS

GENERAL DESCRIPTION OF BUSINESS AND OPERATIONS

Apollo Realty Income Solutions, Inc. ("ARIS") is a non-listed, perpetual life, Maryland corporation formed in September 2021 to invest primarily in a portfolio of diversified income-oriented commercial real estate primarily in the United States. We expect to execute an asset-focused strategy that targets primarily substantially stabilized commercial real estate assets that have attractive long-term fundamentals and to a lesser extent real estate debt or real estate-related securities. These asset classes are referred to as our target assets.

The Company is the sole general partner of ARIS Operating Partnership L.P., a Delaware limited partnership (the "Operating Partnership" or "ARIS OP"). ARIS Special Limited Partner, LLC (the "Special Limited Partner"), an indirect subsidiary of Apollo Global Management, Inc.

(the "Sponsor" or "Apollo"), owns a special limited partner interest in the Operating Partnership. We plan to own all, or substantially all, of our assets through the Operating Partnership. The Company and the Operating Partnership are externally managed by our advisor, ARIS Management, LLC (the "Adviser"), an indirect subsidiary of Apollo, a global, high-growth alternative asset manager with assets under management of approximately $938.4 billion as of December 31, 2025.

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

On June 29, 2022, we commenced our initial public offering of up to $5.0 billion in shares of our common stock (the "Initial Public Offering"). On June 26, 2025, the Initial Public Offering terminated and we commenced a follow-on public offering of up to $5.0 billion in shares of common stock, consisting of up to $4.0 billion in shares in our primary offering and up to $1.0 billion in shares pursuant to our distribution reinvestment plan (the "Follow-On Offering" and together with the Initial Public Offering, the "Offerings"). The share classes of common stock have different upfront selling commissions, dealer manager fees and ongoing stockholder servicing fees, as well as varying management fees and performance participation allocations. See "Note 11 - Related Party Transactions" to our consolidated financial statements for additional information. The purchase price per share for each class of our common stock sold in the Follow-On Offering varies and generally equals our prior month's NAV per share for such class, as determined monthly, plus any applicable upfront selling commissions and dealer manager fees.

Additionally, we are conducting a private offering of Class E commons stock ("Class E shares") to certain of Apollo's affiliates and employees and our directors, which is exempt from the registration provisions set forth in Section 4(a)(2) of the Securities Act.

As of March 10, 2026, we had received cumulative net proceeds of $1.5 billion, including proceeds received pursuant to our distribution reinvestment plan, from sale of our Class S common stock ("Class S shares"), Class D common stock ("Class D shares"), Class I common stock ("Class I shares"), Class F-I common stock ("Class F-I shares"), Class A-I common stock ("Class A-I shares"), Class A-III common stock ("Class A-III shares") and Class E shares in our public and private offerings. We have contributed the net proceeds from our public and private offerings to the Operating Partnership in exchange for a corresponding number of Class S units, Class D units, Class I units, Class F-I units, Class A-I units, Class A-III units and Class E units of the Operating Partnership. The Operating Partnership has primarily used the net proceeds to make investments in real estate, real estate debt and real estate-related securities, as further described below under Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Portfolio." We intend to continue selling shares of our common stock on a monthly basis through the Follow-On Offering and private offerings.

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

INVESTMENT STRATEGY

Our investment strategy is to acquire primarily a portfolio of diversified income-oriented commercial real estate assets, located primarily in the United States, with a focus on providing current income and potential capital appreciation to investors, which we consider to be comprised of stabilized net lease commercial real estate and "core plus" real estate in the United States. Specifically, we expect to execute an asset-focused acquisition strategy that targets primarily substantially stabilized commercial real estate assets that have attractive long-term fundamentals in the United States. To a lesser extent, we may invest in real estate debt or real estate-related securities primarily in the United States on a selective basis or to provide a source of liquidity for our share repurchase plan, cash management and other purposes or other real estate assets. We will focus on a range of asset types that may include hotel, industrial, data centers, multifamily, retail and office assets, as well as others, including, without limitation, healthcare, student housing, life sciences, hospitality, senior living, manufactured housing and storage properties.

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

We believe that taking all available factors into account can help drive value creation. We have taken an integrated approach to incorporate financially material sustainability considerations into our investment analysis and decision-making process. Our strategy prioritizes the creation of economic value for our stockholders and serving the needs of our clients and personnel in a responsible way.

All investment decisions are made with a view to our qualifying and maintaining our qualification as a REIT and our exclusion from registration under the Investment Company Act.

BORROWING POLICIES

We have used and intend to continue to use financial leverage to provide additional funds to support our investment activities. This allows us to make more investments than would otherwise be possible, resulting in a broader portfolio. Subject to the limitation on indebtedness for money borrowed in our charter described below, our target leverage ratio after we have acquired a broad portfolio of equity real estate investments (our "ramp-up period") is approximately 65% of our gross real estate assets (measured using the greater of fair market value and purchase price, including equity in our securities portfolio), inclusive of property-level and entity-level debt and cash. Indebtedness incurred (i) in connection with funding a deposit in advance of the closing of an investment or (ii) as other working capital advances, will not be included as part of the calculation above. Furthermore, the refinancing of any amount of existing indebtedness will not be deemed to constitute incurrence of new indebtedness so long as no additional amount of net indebtedness is incurred in connection therewith (excluding the amount of transaction expenses associated with such refinancing).

Our real estate debt portfolio has embedded leverage through the use of reverse repurchase agreements and similar financings, and may also have embedded leverage through the use of derivatives, including, but not limited to, total return swaps, securities lending arrangements and credit default swaps. During our ramp-up period, but subject to the limitation on indebtedness for money borrowed in our charter, we may employ greater leverage in order to quickly build a broader portfolio of assets. We may leverage our portfolio by assuming or incurring secured or unsecured property-level or entity-level debt. An example of property-level debt is a mortgage loan secured by an individual property or portfolio of properties incurred or assumed in connection with our acquisition of such property or portfolio of properties. An example of entity-level debt is a line of credit obtained by us or our Operating Partnership. In an effort to provide for a ready source of liquidity to fund repurchases of shares of our common stock in the event that repurchase requests exceed our operating cash flows and/or net proceeds from our continuous offering, we may decide to seek to obtain a line of credit under which we would reserve borrowing capacity. If we decide to obtain a line of credit and are able to do so, borrowings under the line may be used not only to repurchase shares, but also to fund acquisitions or for any other corporate purpose.

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

Our board of directors will review our aggregate borrowings at least quarterly. In connection with such review, our board of directors may determine to modify our target leverage ratio in light of then-current economic conditions, relative costs of debt and equity capital, fair values of our properties, general conditions in the market for debt and equity securities, growth and investment opportunities or other factors. We may exceed our targeted leverage ratio at times if the Adviser deems it advisable for us. For example, if we obtain a line of credit to fund repurchases, we will consider actual borrowings when determining whether we are at our leverage target, but not unused borrowing capacity. If, therefore, we are at a leverage ratio of 65% and we borrow additional amounts under a line of credit, or if the value of our portfolio decreases, our leverage could exceed 65% of our gross real estate assets. In the event that our leverage ratio exceeds our target, regardless of the reason, we will thereafter endeavor to manage our leverage back down to our target.

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

COMPETITION

We face competition from various entities in acquiring target assets, including other REITs, real estate operating companies, pension funds, insurance companies, investment funds and companies, partnerships and developers, and other entities. In addition to third-party competitors, other programs sponsored by the Adviser and its affiliates, particularly those with investment strategies that overlap with ours, will seek investment opportunities under Apollo's prevailing policies and procedures. Many of these entities may have greater access to capital to acquire properties than we have. Competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. Additionally, disruptions and dislocations in the credit markets could have a material impact on the cost and availability of debt to finance real estate acquisitions, which is a key component of our acquisition strategy. The lack of available debt on reasonable terms or at all could result in a further reduction of suitable investment opportunities and create a competitive advantage for other entities that have greater financial resources than we do. In addition, over the past several years, a number of real estate funds and publicly traded and non-traded REITs have been formed and others have been consolidated (and many such existing funds have grown in size) for the purpose of investing in real estate and/or real estate-related assets. Additional real estate funds, vehicles and REITs with similar investment objectives may be formed in the future by other unrelated parties and further consolidations may occur (resulting in larger funds and vehicles). Consequently, it is expected that competition for appropriate investment opportunities may reduce the number of investment opportunities available to us and adversely affect the terms, including price, upon which investments can be made. This competition may cause us to acquire properties and other investments at higher prices or by using less-than-ideal capital structures, and in such case our returns will be lower and the value of our assets may not appreciate or may decrease significantly below the amount we paid for such assets. If such events occur, you may experience a lower return on your investment.

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

REPORT OF THE INDEPENDENT DIRECTORS

Our independent directors have examined the fairness of the transactions and arrangements described in "Note 11—Related Party Transactions" and have determined that all such transactions and arrangements are fair and reasonable to us. Our independent directors have reviewed our policies described herein and our registration statement related to the Follow-On Offering, as well as other policies previously reviewed and approved by our board of directors, and determined that they are in the best interests of our stockholders because our independent directors believe such policies are consistent with achieving our investment objectives while appropriately addressing conflicts of interest that may arise.

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

We have a limited operating history and may not be able to achieve our investment objectives. As of December 31, 2025, we have made limited investments in real properties, real estate debt and real estate-related securities. There is no assurance that the past experiences of affiliates of the Adviser will be sufficient to allow us to successfully achieve our investment objectives. As a result, an investment in shares of our common stock may entail more risk than the shares of common stock of a REIT with a substantial operating history.

We have held our current investments for only a limited period of time and thus you will not have the opportunity to evaluate our future investments before we make them, which makes your investment more speculative.

We have held our current investments for a limited period of time and are not able to provide you with any information to assist you in evaluating the merits of any specific properties, real estate debt or real estate-related securities that we may acquire in the future, except for investments that may be described in the filings we make with the SEC. Because we have not held our current investments for a long period of time, it may be difficult for you to evaluate our success in achieving our investment objectives. We will seek to invest substantially all of the future net offering proceeds from the Follow-On Offering and any private offerings, after the payment of fees and expenses, in the acquisition of or investment in interests in properties, real estate debt, and real estate-related securities. However, because you will be unable to evaluate the economic merit of our future investments before we make them, you will have to rely entirely on the ability of the Adviser to select suitable and successful investment opportunities. Furthermore, the Adviser will have broad discretion in selecting the types of properties we will invest in and the tenants of those properties, and you will not have the opportunity to evaluate potential investments. These factors increase the risk that your investment in our common stock may not generate returns comparable to other real estate investment alternatives.

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

Repurchases through our share repurchase plan are limited. We may choose to repurchase fewer shares than have been requested to be repurchased, in our discretion at any time, and the number of shares we may repurchase is subject to caps. Further, our board of directors may make exceptions to, or modify or suspend our share repurchase plan if it deems such action to be in our best interest and the best interest of our stockholders.

We may choose to repurchase fewer shares than have been requested in any particular month to be repurchased under our share repurchase plan, or none at all, in our discretion at any time. We may repurchase fewer shares than have been requested to be repurchased due to lack of readily available funds because of adverse market conditions beyond our control, the need to maintain liquidity for our operations or because we have determined that investing in real property or other illiquid investments is a better use of our capital than repurchasing shares of our stock. In addition, the aggregate NAV of total repurchases of shares (including repurchases at certain non-U.S. investor access funds primarily created to hold shares of our common stock) is limited to no more than 2% of our aggregate NAV per month (measured using the aggregate NAV as of the end of the immediately preceding month) and no more than 5% of our aggregate NAV per calendar quarter (measured using the average aggregate NAV as of the end of the immediately preceding three months). Further, our board of directors may make exceptions to, or modify or suspend our share repurchase plan if it deems such action to be in our best interest and the best interest of our stockholders. Our board of directors cannot terminate our share repurchase plan absent a liquidity event which results in our stockholders receiving cash or securities listed on a national securities exchange or where otherwise required by law. If the total number of all shares of our common stock requested to be repurchased in any given month are not repurchased, funds will be allocated pro rata based on the total number of shares of common stock being repurchased without regard to class and subject to the volume limitation. All unsatisfied repurchase requests must be resubmitted after the start of the next month or quarter, or upon the recommencement of the share repurchase plan, as applicable. Neither the Adviser nor we have any discretion to choose which share classes to repurchase over other share classes based on different management fees and performance participation allocations associated with different share classes.

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

Economic events affecting the U.S. or global economy, such as the general negative performance of the real estate sector, actual or perceived instability in the U.S. banking system, stock market volatility (including volatility as a result of geopolitical issues, and other impacts of major public health issues, including longer-term macroeconomic effects on supply chains, inflation and labor shortages), could cause our stockholders to seek to sell their shares to us pursuant to our share repurchase plan at a time when such events are adversely affecting the performance of our assets. Even if we decide to satisfy all resulting repurchase requests, our cash flow could be materially adversely affected. In addition, if we determine to sell assets to satisfy repurchase requests, we may not be able to realize the return on such assets that we may have been able to achieve had we sold at a more favorable time, and our results of operations and financial condition, including, without limitation, breadth of our portfolio by property type and location, could be materially adversely affected.

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

We may pay distributions from sources other than our cash flow from operations, including, without limitation, the sale of assets, borrowings, return of capital, the deferral of fees by the Adviser or offering proceeds, and we have no limits on the amounts we may pay from such sources.

We may not generate sufficient cash flow from operations to fully fund distributions to stockholders, particularly during the early stages of our operations. Therefore, we may fund distributions to our stockholders from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings, return of capital, the deferral of fees by the Adviser or offering proceeds (including from sales from our common stock or Operating Partnership units to Apollo or the Special Limited Partner, an affiliate of Apollo). The extent to which we pay distributions from sources other than our cash flow from operations will depend on various factors, including the level of participation in our distribution reinvestment plan, the extent to which the Adviser elects to receive its management fee in Class E shares or Class E units and the Special Limited Partner elects to receive distributions on its performance participation interest in Class E units, how quickly we invest the proceeds from the Offerings and any future offering and the performance of our investments, including our real estate-related securities portfolio. Funding distributions from the sales of assets, borrowings, return of capital or proceeds of the Offerings will result in us having less funds available to acquire properties or other real estate-related investments. As a result, the return stockholders realize on their investments may be reduced. Doing so may also negatively impact our ability to generate cash flows. Likewise, funding distributions from the sale of additional securities will dilute existing stockholders' interest in us on a percentage basis and may impact the value of existing stockholders' investments especially if we sell these securities at prices less than the price paid for our common stock. We may be required to continue to fund our regular distributions from a combination of some of these sources if our investments fail to perform, if expenses are greater than our revenues or due to numerous other factors. We have not established a limit on the amount of our distributions that may be paid from any of these sources.

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

Generally, our offering price per share and the price at which we make repurchases of shares of our common stock will equal the NAV per share of the applicable class as of the last calendar day of the prior month, plus, in the case of our offering price in the Follow-On Offering, applicable upfront selling commissions and dealer manager fees. The NAV per share as of the date on which an investor makes a subscription request or repurchase request may be significantly different than the offering price such investor pays or the repurchase price such investor receives. In addition, we may offer and repurchase shares at a price that we believe reflects the NAV per share of such stock more appropriately than the prior month's NAV per share, including by updating a previously disclosed offering price, in cases where we believe there has been a material change (positive or negative) to our NAV per share since the end of the prior month. In such cases, the offering price and repurchase price will not equal our NAV per share as of the date of purchase or repurchase.

Valuations and appraisals of our assets are estimates of fair value and may not necessarily correspond to realizable value.

For the purposes of calculating our monthly NAV, our properties and real estate debt and other debt investments will generally initially be valued at cost, which we expect to represent fair value at that time. Thereafter, valuations of properties will be determined by the Adviser based in part on appraisals of each of our properties by independent third-party appraisal firms reviewed by our independent valuation advisor at least once per year in accordance with valuation guidelines approved by our board of directors. Our independent valuation advisor will prepare monthly update appraisals of approximately 11/12th of our real estate portfolio and will review and provide an opinion as to the reasonableness of such third-party appraisals for the remaining 1/12th of our real estate portfolio. Although monthly appraisals of each of our real properties will be performed or reviewed by our independent valuation adviser, such appraisals are based on asset and portfolio level information provided by the Adviser, including historical operating revenues and expenses of the properties, lease agreements on the properties, revenues and expenses of the properties, information regarding recent or planned capital expenditures and any other information relevant to valuing the real estate property, which information will not be independently verified by our independent valuation adviser.

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

Within the parameters of our valuation guidelines, the valuation methodologies used to value our properties, and certain of our investments in real estate debt and real estate-related equity securities, will involve subjective judgments and projections and may not be accurate. Valuation methodologies will also involve assumptions and opinions about future events, which may or may not turn out to be correct. Valuations and appraisals of our properties and certain of investments in real estate debt and real estate-related securities will be only estimates of fair value. Ultimate realization of the value of an asset depends to a great extent on economic, market and other conditions beyond our control and the control of the Adviser and our independent valuation adviser. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. As such, the carrying value of an asset may not reflect the price at which the asset could be sold in the market, and the difference between carrying value and the ultimate sales price could be material. In addition, accurate valuations are more difficult to obtain in times of low transaction volume because there are fewer market transactions that can be considered in the context of the appraisal. Further, any volatility smoothing biases in our appraisal and valuation process, generally, may lower the volatility of our NAV and cause our NAV to not accurately reflect the actual value of our properties. However, there will be no retroactive adjustment in the valuation of such assets, the offering price of shares of our common stock, the price we paid to repurchase shares of our common stock or NAV-based fees we paid to the Adviser and Apollo Global Securities, LLC, in its capacity as the dealer manager for the Follow-On Offering (the "Dealer Manager") to the extent such valuations prove to not accurately reflect the realizable value of our assets. Because the price investors will pay for shares of our common stock in the Follow-On Offering, and the price at which shares may be repurchased by us pursuant to our share repurchase plan are generally based on our prior month's NAV per share, investors may pay more than realizable value or receive less than realizable value for their investments.

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

The Follow-On Offering is being conducted on a "best efforts" basis, meaning that the Dealer Manager is only required to use its best efforts to sell shares of our common stock and has no firm commitment or obligation to purchase any shares. As a result, the amount of proceeds we raise in the Follow-On Offering may be substantially less than the amount we would need to achieve a broader portfolio of investments. If we are unable to continue to raise substantial funds, we will make fewer investments, resulting in less breadth in terms of the type, number, geography and size of investments that we make. In that case, the likelihood that any single asset's performance would adversely affect our profitability will increase. There is a greater risk that you will lose money in your investment if we have less breadth in our portfolio. Further, we will have certain fixed operating expenses, including expenses of being a public reporting company, regardless of whether we are able to raise substantial funds. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.

Compliance with the SEC's Regulation Best Interest by participating broker-dealers may negatively impact our ability to raise capital in the Follow-On Offering, which could harm our ability to achieve our investment objectives.

Broker-dealers are required to comply with Regulation Best Interest, which, among other requirements, establishes a new standard of conduct for broker-dealers and their associated persons when making a recommendation of any securities transaction or investment strategy involving securities to a retail customer. The full impact of Regulation Best Interest on participating broker-dealers cannot be determined at this time, and it may negatively impact whether participating broker-dealers and their associated persons recommend the Follow-On Offerings to certain retail customers, or the amount of shares which are recommended to such customers. In particular, under SEC guidance concerning Regulation

Best Interest, a broker-dealer recommending an investment in shares of our stock should consider a number of factors under the duty of care obligation of Regulation Best Interest, including but not limited to cost and complexity of the investment and reasonably available alternatives in determining whether there is a reasonable basis for the recommendation. Broker-dealers may recommend a more costly or complex product as long as they have a reasonable basis to believe it is in the best interest of a particular retail customer. However, if broker-dealers choose alternatives to shares of our stock, many of which likely exist, our ability to raise capital may be adversely affected. Stockholders should ask their broker-dealer or other financial professional about what reasonable alternatives exist for them, and how the Follow-On Offerings compare to other types of investments (e.g., listed entities) that may have lower costs, complexities, and/or risks, and that may be available for lower or no commissions. If Regulation Best Interest reduces our ability to raise capital in the Follow-On Offering, it may harm our ability to create a diversified portfolio of investments and to achieve our investment objectives.

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

While we may consider a liquidity event at any time in the future, we currently do not intend to undertake such consideration until seven years after the completion of our initial public offering and we are not obligated by our charter or otherwise to effect a liquidity event at any time. In making a determination of what type of liquidity event is in the best interest of our stockholders, our board of directors, including our independent directors, may consider a variety of criteria, including, but not limited to, market conditions, asset diversification and performance, our financial condition, potential access to capital as a listed company, market conditions for the sale of our assets or listing of shares of our stock, and the potential for stockholder liquidity. If shares of our common stock are listed, there is no assurance that a public trading market will develop. Since a portion of the offering price from the sale of shares in the Offerings will be used to pay expenses and fees, the full offering price paid by stockholders will not be invested in the assets we seek to acquire. As a result, even if we do complete a liquidity event, stockholders may not receive a return of all of their invested capital.

We face risks associated with the deployment of our capital.

In light of the nature of our continuous offering and our investment strategy and the need to be able to deploy capital quickly to capitalize on potential investment opportunities, we may have difficulty identifying and purchasing suitable properties, investments in real estate debt and real estate-related securities on attractive terms. There could be a delay between the time we receive net proceeds from the sale of shares of our common stock in the Follow-On Offering and the time we invest the net proceeds. We may also from time to time hold cash pending deployment into investments or have less than our targeted leverage, which cash or shortfall in target leverage may at times be significant, particularly at times when we are receiving high amounts of offering proceeds and/or at times when there are few attractive investment opportunities. Such cash may be held in an account that may be invested in money market accounts or other similarly temporary investments, which is not anticipated to generate significant interest and such temporary investments would be subject to management fees.

In the event we are unable to find suitable investments, such cash may be maintained for longer periods which would be dilutive to overall investment returns. This could cause a substantial delay in the time it takes for a stockholder's investment to realize its full potential return and could adversely affect our ability to pay regular distributions of cash flow from operations. In the event we fail to timely invest the net proceeds of the Follow-On Offering or do not deploy sufficient capital to meet our targeted leverage, our results of operations and financial condition may be adversely affected.

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

The Maryland Control Share Acquisition Act provides that "control shares" of a Maryland corporation acquired in a "control share acquisition" have no voting rights except to the extent approved by stockholders by a vote of two-thirds of the votes entitled to be cast on the matter. Shares of stock owned by the acquirer, by officers or by employees who are directors of the corporation, are excluded from shares entitled to vote on the matter. "Control shares" are voting shares of stock which, if aggregated with all other shares of stock owned by the acquirer or in respect of which the acquirer can exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquirer to exercise voting power in electing directors within specified ranges of voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval. A "control share acquisition" means the acquisition of issued and outstanding control shares. The control share acquisition statute does not apply: (1) to shares acquired in a merger, consolidation or share exchange if the Maryland corporation is a party to the transaction; or (2) to acquisitions approved or exempted by the charter or bylaws of the Maryland corporation. Our bylaws contain a provision exempting from the Maryland Control Share Acquisition Act any and all acquisitions of our stock by any person. There can be no assurance that this provision will not be amended or eliminated at any time in the future.

Maryland law and our organizational documents limit our rights and the rights of our stockholders to recover claims against our directors and officers, which could reduce stockholders' and our recovery against them if they cause us to incur losses.

Maryland law provides that a director will not have any liability as a director so long as he or she performs his or her duties in accordance with the applicable standard of conduct. In addition, as permitted by Maryland law, subject to certain limitations of the North American Securities

Administrators Association's Statement of Policy Regarding Real Estate Investment Trusts, as revised and adopted on May 7, 2007 and amended on September 7, 2025 (the "NASAA REIT Guidelines"), our charter generally limits the personal liability of our directors and officers to us or our stockholders for monetary damages unless the director or officer (1) actually received an improper benefit or profit in money, property or services or (2) was actively and deliberately dishonest as established by a final judgment as material to the cause of action. Moreover, our charter generally requires us to indemnify and advance expenses to our directors and officers for losses they may incur by reason of their service in those capacities unless their act or omission was material to the matter giving rise to the proceeding and was committed in bad faith or was the result of active and deliberate dishonesty, they actually received an improper personal benefit in money, property or services or, in the case of any criminal proceeding, they had reasonable cause to believe the act or omission was unlawful. Further, we have entered into separate indemnification agreements with each of our officers and directors. As a result, stockholders and we may have more limited rights against our directors or officers than might otherwise exist under common law, which could reduce stockholders' and our recovery from these persons if they act in a manner that causes us to incur losses. In addition, we are obligated to fund the defense costs incurred by these persons in some cases. However, our charter provides that we may not indemnify any of our directors, or the Adviser or any of its or our affiliates, for any liability or loss suffered by them or hold any of our directors, the Adviser or any of its or our affiliates harmless for any liability or loss suffered by us, unless they have determined, in good faith, that the course of conduct that caused the loss or liability was in our best interests, they were acting on our behalf or performing services for us, the liability or loss was not the result of negligence or misconduct by any of our non-independent directors, the Adviser or any of its or our affiliates, or gross negligence or willful misconduct by any of our independent directors, and the indemnification or agreement to hold harmless is recoverable only out of our net assets or the proceeds of insurance and not from the stockholders.

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

Stockholders' interest in us or our underlying assets will be diluted if we issue additional shares or if the Operating Partnership issues additional Operating Partnership units.

Holders of our common stock will not have preemptive rights to any shares of our common stock we issue in the future. Our charter authorizes us to issue up to 1,100,000,000 shares of capital stock, of which 1,000,000,000 shares are classified as common stock, 100,000,000 of which are classified as Class S shares, 100,000,000 of which are classified as Class D shares, 150,000,000 of which are classified as Class I shares, 100,000,000 of which are classified as Class F-I shares, 200,000,000 of which are classified as Class A-I shares, 250,000,000 of which are classified as Class A-III shares and 100,000,000 of which are classified as Class E shares, and 100,000,000 shares are classified as preferred stock. In addition, our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series without stockholder approval. Our board of directors may elect, without stockholder approval, to: (1) sell additional shares in the Follow-On Offering or future public offerings; (2) issue equity interests in private offerings; (3) issue shares of our common stock or Operating Partnership units upon the exercise of the options we may grant to our independent directors or future employees; (4) issue shares of our common stock or Operating Partnership units to the Adviser or the Special Limited Partner, or their successors or assigns, in payment of an outstanding obligation to pay fees for services rendered to us or in connection with the performance participation allocation; or (5) issue shares of our common stock or Operating Partnership units to sellers of properties we acquire in connection with an exchange of limited partnership interests of our Operating Partnership. To the extent we issue additional shares, stockholders' respective percentage ownership interest in us will be diluted. Because we hold all of our assets through the Operating Partnership, to the extent we issue additional Operating Partnership units, stockholders’ percentage ownership interest in our assets will be diluted. Because certain classes of the Operating Partnership units may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between the Operating Partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Because of these and other reasons, holders of our common stock or Operating Partnership units may experience substantial dilution in their percentage ownership of our common stock or their interests in the underlying assets held by the Operating Partnership.

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

As new technologies, including tools that harness generative artificial intelligence and other machine learning techniques, rapidly develop and become even more accessible, the use of such new technologies by us, Apollo, our affiliates and our third party service providers will present additional known and unknown risks, including, among others, the risk that confidential information may be stolen, misappropriated or disclosed and the risk that we and/or third-party service providers may rely on incorrect, unclear or biased outputs generated by such technologies, any of which could have an adverse impact on us, our reputation and our business.

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

The rapid evolution and increasing prevalence of artificial intelligence technologies may also increase our cybersecurity risks, and we may not be able to anticipate, prevent, mitigate or remediate all of the potential risks, challenges or impacts as a result of the use of artificial intelligence technologies.

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

So-called "anti-ESG" sentiment has also gained momentum across the U.S., with several states having enacted or proposed "anti-ESG" policies, legislation, or issued executive orders and related legal opinions. For example, anti-boycott legislation in certain states target financial institutions that are perceived as "boycotting" or "discriminating against" companies in certain industries (e.g., energy and mining) and prohibit government entities from doing business with such institutions and/or investing the government's assets through such institutions. Similar policies have been implemented or are being proposed at the federal level. In addition, certain jurisdictions now require that relevant government entities or managers/administrators of government investments make investments based solely on pecuniary factors without consideration of non-pecuniary environmental, social and governance factors. If investors subject to such legislation viewed us, our policies, or our practices, as being in contradiction of such "anti-ESG" policies, legislation or legal opinions, such investors may not invest in us, which could negatively affect our financial performance.

Our success is dependent on general market and economic conditions.

The real estate industry generally and the success of our investment activities in particular will both be affected by global and national economic and market conditions generally and by the local economic conditions where our properties are located. These factors may affect the level and volatility of real estate prices, which could impair our profitability or result in losses. In addition, general fluctuations in the market prices of securities and interest rates may affect our investment opportunities and the value of our investments. Market uncertainty and volatility could also be magnified as a result of the new U.S. administration and resulting uncertainties regarding actual and potential shifts in the U.S. and foreign, trade, economic and other policies. Apollo's financial condition may be adversely affected by a significant economic downturn and it may be subject to legal, regulatory, reputational and other unforeseen risks that could have a material adverse effect on Apollo's businesses and operations (including the Adviser).

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

Inflation in the United States may continue at an elevated level in the near-term, which could have an adverse impact on any floating rate debt we have incurred and may incur in the future, including floating-rate mortgages, our repurchase facility and our general and administrative expenses, as these costs could increase at a rate higher than our interest income and rental and other revenue. Moreover, an elevated interest rate environment could have an adverse impact on our borrowers' ability to make payments on floating rate loans, which could have an adverse effect on our cash flow while we remain obligated to continue to make payments on our borrowings. In response to inflationary pressure, the U.S. Federal Reserve and other global central banks raised interest rates in 2022 and 2023. Although interest rates have begun to subside, we cannot predict with certainty any future action that the U.S. Federal Reserve and/or any other global central bank may take with respect to interest rates. To the extent our borrowing costs increase faster than the interest income earned from any floating-rate loans we may own, such increases may adversely affect our cash flows.

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

Our portfolio may be heavily concentrated at any time in only a limited number of asset types, geographies or investments, and, as a consequence, our aggregate return may be substantially affected by the unfavorable performance of even a single investment. Currently, our overall portfolio is concentrated in multifamily, industrial and data center assets, and our portfolio of real estate properties is concentrated in industrial and multifamily assets. Concentration of our investments in a particular type of asset or geography makes us more susceptible to fluctuations in value resulting from adverse economic or business conditions affecting that particular type of asset or geography. Investors have no assurance as to the degree of diversification in our investments, either by geographic region or asset type.

We may change our investment and operational policies without stockholder approval.

Except for changes to the investment restrictions contained in our charter, which require stockholder approval to amend, we may change our investment and operational policies, including our policies with respect to investments, operations, indebtedness, capitalization and distributions, at any time without the approval of our stockholders, which could result in our making investments that are different from, and possibly riskier or more highly leveraged than, the types of investments described in this annual report on Form 10-K. Our board of directors also approved very broad investment guidelines with which we must comply, but these guidelines provide the Adviser with broad discretion and can be changed by our board of directors. A change in our investment strategy may, among other things, increase our exposure to real estate market fluctuations, default risk and interest rate risk, all of which could materially affect our results of operations and financial condition.

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

Reinvestment risk could affect the price for shares of our stock or their overall returns.

Reinvestment risk is the risk that income from our portfolio will decline if we invest the proceeds from matured, traded or called securities at market interest rates that are below our securities portfolio's current earnings rate. A decline in income could affect the market price for shares of our stock or their overall returns.

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

We may seek to obtain a line of credit in an effort to provide for a ready source of liquidity for any business purpose, including to fund repurchases of shares of our common stock in the event that repurchase requests exceed our operating cash flow and/or net proceeds from the Follow-On Offering or any private offerings. There can be no assurances that we will be able to obtain a line of credit on financially reasonable terms. In addition, we may not be able to obtain a line of credit of an appropriate size for our business until such time as we have a substantial portfolio, or at all. If we borrow under a line of credit to fund repurchases of shares of our common stock, our financial leverage will increase and may exceed our target leverage ratio. Our leverage may remain at the higher level until we receive additional net proceeds from the Follow-On Offering or any private offerings or generate sufficient operating cash flow or proceeds from asset sales to repay outstanding indebtedness. In connection with a line of credit, distributions may be subordinated to payments required in connection with any indebtedness contemplated thereby.

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

The success of the Offerings is dependent, in part, on the ability of the Dealer Manager to retain key employees and to successfully build and maintain a network of licensed broker-dealers.

The dealer manager for the Follow-On Offering is Apollo Global Securities, LLC. The success of the Offerings and our ability to implement our business strategy is dependent upon the ability of our Dealer Manager to retain key employees and to build and maintain a network of licensed securities broker-dealers and other agents, including its affiliate Griffin Capital Securities, LLC ("GCS") to provide wholesale and marketing services. If the Dealer Manager is unable to retain qualified employees or build and maintain a sufficient network of participating broker-dealers to distribute shares in the Follow-On Offering, we may not be able to raise adequate proceeds through the Follow-On Offering to implement our investment strategy. In addition, the Dealer Manager currently serves and may serve as dealer manager for other issuers and GCS provides wholesaling services to other issuers. As a result, the Dealer Manager and GCS may experience conflicts of interest in allocating their respective time between the Offerings and such other issuers, which could adversely affect our ability to raise adequate proceeds through the Follow-On Offering and implement our investment strategy. Further, the participating broker-dealers retained by the Dealer Manager may have numerous competing investment products, some with similar or identical investment strategies and areas of focus as us, which they may elect to emphasize to their retail clients.

Investors will not have the benefit of an independent due diligence review in connection with the Offerings and, if a conflict of interest arises between us and Apollo, we may incur additional fees and expenses.

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

The fees we pay in connection with the Offerings and the agreements entered into with Apollo and its affiliates were not determined on an arm's-length basis and therefore may not be on the same terms we could achieve from a third party.

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

The existence of the Special Limited Partner's 12.5% performance participation interest in our Operating Partnership with respect to Class S units, Class D units and Class I units and 9.0% performance participation interest in our Operating Partnership with respect to Class F-I units, which is based on our total distributions plus the change in NAV per share, may create an incentive for the Adviser to make riskier or more speculative investments on our behalf than it would otherwise make in the absence of such performance-based compensation. In addition, the change in NAV per share will be based on the value of our investments on the applicable measurement dates and not on realized gains or losses. As a result, the performance participation interest may receive distributions based on unrealized gains in certain assets at the time of such distributions and such gains may not be realized when those assets are eventually disposed of.

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

Generally, if an investment opportunity falls within the mandate of, or is otherwise deemed suitable for, us and one or more Other Apollo Account and it is not possible to fully satisfy the investment interest of all such entities, the investment opportunity generally will be allocated pro rata based on the size of our and the Other Apollo Account's original investment interest. The size of each entity's investment interest will be determined generally based on each entity's available capital or NAV (or, in certain circumstances, the available capital or NAV ascribed to the applicable strategy). However, a number of additional other factors can influence other allocation decisions, including:

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
•
whether the vehicle is in the process of fundraising, is open to redemptions (in which case notions of NAV and available capital can be subjectively adjusted to account for anticipated inflows or redemptions) or is close to the end of its investment period (for closed-ended funds);
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

Our board of directors has adopted a resolution that renounces our interest or expectancy in, or in being offered an opportunity to participate in, business opportunities, and provides that none of Apollo or its affiliates, our directors or any person our directors control must refrain from competing with us or present to us such business opportunities. Under this resolution, Apollo and its affiliates and our directors or any person our directors control would not be obligated to present to us opportunities unless those opportunities are expressly offered to such person in his or her capacity as a director or officer and intended exclusively for us or any of our subsidiaries, and those persons will be able to engage in competing activities without any restriction imposed as a result of Apollo's or its affiliates' status as a stockholder or Apollo's affiliates' status as our officers or directors.

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

Employees of these affiliates may also receive performance-based compensation in respect of our investments. The fees and expenses of such Apollo-affiliated service providers (and, if applicable, their employees) will be borne by our investments and there will be no related offset to the management fee we pay to the Adviser. While Apollo believes that any such affiliated service providers, when engaged, generally provide (or will provide) services at rates equal to or better than those provided by third parties (even in jurisdictions where insurance rates are statutorily determined), there is an inherent conflict of interest that may incentivize Apollo to engage its affiliated service provider over a third party.

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

Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT. In addition, we hold certain assets through our ownership interest in each of ARIS Mortgage Originations, LLC and ARIS Real Assets Holdco I, LLC, which we refer to as our subsidiary REITs. Our ability to qualify as a REIT is dependent in part on the REIT qualification of our subsidiary REITs, which are required to separately satisfy each of the REIT requirements in order to qualify as a REIT. If we fail to qualify as a REIT in any tax year, then:

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

To qualify as a REIT, at the end of each calendar quarter, at least 75% of our assets must consist of cash, cash items, government securities and qualified real estate assets. The remainder of our investments in securities (other than qualified real estate assets and government securities) generally cannot include more than 10% of the voting securities of any one issuer or more than 10% of the value of the outstanding securities of any one issuer unless we and such issuer jointly elect for such issuer to be treated as a "taxable REIT subsidiary" under the Code. Additionally, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and, for taxable years beginning on or after January 1, 2026, no more than 25% (20% for prior taxable years) of the value of our assets may be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements, we must dispose of a portion of our assets within 30 days after the end of the calendar quarter in order to avoid losing our REIT status and suffering adverse tax consequences. In order to satisfy these requirements, we may be forced to liquidate otherwise attractive investments.

Our charter does not permit any person or group to own more than 9.8% of our outstanding common stock or of our outstanding capital stock of all classes or series, and attempts to acquire our common stock or our capital stock of all other classes or series in excess of these 9.8% limits would not be effective without an exemption from these limits by our board of directors.

For us to qualify as a REIT under the Code, not more than 50% of the value of our outstanding stock may be owned directly or indirectly, by five or fewer individuals (including certain entities treated as individuals for this purpose) during the last half of a taxable year. For the purpose of assisting our qualification as a REIT for U.S. federal income tax purposes, among other purposes, our charter prohibits beneficial or constructive ownership by any person or group of more than a certain percentage, which is expected to be 9.8%, in value or by number of shares, whichever is more restrictive, of our outstanding common stock or 9.8% in value of our outstanding capital stock of all classes or series, which we refer to as the "ownership limit." The constructive ownership rules under the Code and our charter are complex and may cause shares of the outstanding common stock owned by a group of related persons to be deemed to be constructively owned by one person. As a result, the acquisition of less than 9.8% of our outstanding common stock or our capital stock by a person could cause another person to own constructively in excess of 9.8% of our outstanding common stock or our stock, respectively, and thus violate the ownership limit. There can be no assurance that our board of directors, as permitted in the charter, will not decrease this ownership limit in the future. Any attempt to own or transfer shares of our common stock or capital stock in excess of the ownership limit without the approval of our board of directors will result either in the shares in excess of the limit being transferred by operation of the charter to a charitable trust, and the person who attempted to acquire such excess shares not having any rights in such excess shares, or in the transfer being void.

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

Final Treasury Regulations that are effective as of April 25, 2024 (the “Final Regulations”) modify prior tax guidance relating to the determination of whether we are a domestically controlled REIT. The Final Regulations provide a look-through rule for our stockholders that are non-publicly traded partnerships, non-public REITs, non-public regulated investment companies or non-public domestic C corporations owned more than 50% directly or indirectly by foreign persons (“foreign-controlled domestic corporations”) and treat “qualified foreign pension funds” as foreign persons. The Final Regulations further provide that domestic publicly traded partnerships, public domestic C corporations and public regulated investment companies will be treated as look-through persons if the REIT has actual knowledge that the partnership, corporation or regulated investment company, as applicable, is foreign controlled. The look-through rule set forth in the Final Regulations applicable to foreign-controlled domestic corporations will not apply to a domestically controlled REIT for a period of up to ten years or until the earlier date on which the REIT undergoes a significant change in its ownership (meaning the percentage of the REIT stock held by non-look-through persons increases by more than 50% in the aggregate over the percentage of REIT stock owned by such non-look-through persons on April 24, 2024, the date the Final Regulations were issued) or the REIT acquires additional USRPIs that represent more than 20% of the aggregate fair market value of its USRPIs held on April 24, 2024, the date the Final Regulations were issued (the “Applicable Limits”). If a REIT exceeds an Applicable Limit during the ten-year period, then the look-through rule set forth in the Final Regulations applicable to foreign-controlled domestic corporations will apply to such REIT beginning on the day immediately following the date it exceeds such Applicable Limit. We may exceed the Applicable Limits prior to the duration of the ten-year period and cannot predict when we will be subject to such look-through rule in the Final Regulations. Notwithstanding the foregoing, proposed Treasury Regulations issued on October 21, 2025, would remove the look-through rule for non-public domestic C corporations described above, and therefore, if these proposed regulations are finalized, the look-through rule for non-public domestic C corporations provided in the Final Regulations will not apply. Investors should consult with their tax advisors regarding the application and impact of these rules.

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

We have acquired and may acquire mezzanine loans, for which the IRS has provided a safe harbor but not rules of substantive law. Pursuant to the safe harbor, if a mezzanine loan meets certain requirements, it will be treated by the IRS as a real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the REIT 75% income test. We may acquire mezzanine loans that do not meet all of the requirements of this safe harbor. In the event we own a mezzanine loan that does not meet the safe harbor" the IRS could challenge such loan's treatment as a real estate asset for purposes of the REIT asset and income tests and, if such a challenge were sustained, we could fail to qualify as a REIT.

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

Cybersecurity Governance

The AGM board of directors' oversight of cybersecurity risk management is supported by the audit committee of the AGM board of directors (the "AGM audit committee"), the AAM Global Risk Committee, the Operational Risk Forum (the "ORF"), the Cybersecurity Working Group and management. The AGM board of directors, the AGM audit committee, the AAM Global Risk Committee, the ORF and the Cyber Security Working Group receive regular updates on Apollo's information technology, cybersecurity risk profile and strategy, and risk mitigation plans from Apollo's risk management professionals, AGM's CISO, other members of Apollo's management and relevant management committees and working groups. The Cyber Security Working Group is chaired by AGM's CISO and has representation from Apollo's Technology, Legal, Compliance, and ERM teams. The group generally meets at least once a quarter to discuss cybersecurity and risk mitigation activities, among other topics. AGM's CISO regularly reports to the ORF regarding cyber risk, and the ORF in turn generally reports to the AAM Global Risk

Committee on a quarterly basis, noting any cyber updates when necessary or appropriate. In turn, AGM's board of directors and/or the AGM audit committee receive quarterly risk updates from risk management professionals, as well as at least annual updates on cyber risk specifically. The full AGM board of directors or the AGM audit committee receives presentations and reports on cybersecurity risks from AGM's CISO, as well as from AHL's CISO, at least annually.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Offering of Common Stock

The Follow-On Offering consists of six classes of our common stock, Class S shares, Class D shares, Class I shares, Class F-I shares, Class A-I shares and Class A-III shares. The different classes of common stock have varying upfront selling commissions, dealer manager fees, ongoing stockholder servicing fees, management fees, and performance participation allocations. Other than the difference in fees noted, each class of common stock has the same economics and voting rights. Shares of our common stock are not listed for trading on a stock exchange or other securities market. As of March 10, 2026 there were 4,183 holders of record of Class A-III shares, 1,858 holders of record of Class A-I shares, 191 holders of record of Class F-I shares, 151 holders of record of Class I shares, 14 holders of record of Class S shares, 1 holder of record of Class D shares and 16 holders of record of Class E shares.

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

The following table details the applicable selling commissions, dealer manager fees, and stockholder servicing fee for each applicable share class as of December 31, 2025.

	Class S Shares	Class D Shares	Class I Shares	Class F-I Shares	Class A-I Shares	Class A-III Shares
Selling commissions and dealer manager fees (% of transaction price)	up to 3.5%	up to 1.5%	—	—	—	—
Stockholder servicing fee (% of NAV)	0.85%	0.25%	—	—	—	—

The Dealer Manager, a registered broker-dealer affiliated with the Adviser, serves as the dealer manager for the Follow-On Offering and is entitled to receive stockholder servicing fees of 0.85% per annum of the aggregate NAV for Class S shares. For Class D shares, a charge of 0.25% per annum of the aggregate NAV will be charged for stockholder servicing fees.

The Dealer Manager anticipates that all or a portion of the upfront selling commissions, dealer manager fees, and ongoing stockholder servicing fees will be retained by, or reallowed (paid) to, the participating broker dealers. Through December 31, 2025, the Dealer Manager had not retained any upfront selling commissions, dealer manager fees, or stockholder servicing fees.

The purchase price per share for each class of our common stock will generally equal our prior month's NAV per share, as determined monthly, plus applicable selling commissions and dealer manager fees. Our NAV for each class of shares is based on the NAV of our investments (including real estate-related securities), the addition of any other assets (such as cash on hand) and the deduction of any liabilities, including the allocation/accrual of any performance participation, and any stockholder servicing fees applicable to such class of shares. Please refer to "Net Asset Value Calculation and Valuation Guidelines" in the prospectus for the Follow-On Offering for further details on how our NAV is determined.

The following table represents our monthly NAV per share for each of the six classes of shares in the Offerings from January 31, 2023 through December 31, 2025:

	Class S Shares	Class D Shares	Class I Shares	Class F-I Shares	Class A-I Shares	Class A-III Shares
January 31, 2023	$20.0400	$20.0400	$20.0400	$20.0400	$20.0400	$20.0400
February 28, 2023	$20.0500	$20.0500	$20.0500	$20.0500	$20.0500	$20.0500
March 31, 2023(1)	$20.1500	$20.1500	$20.1500	$20.1400	$20.1800	$20.1500
April 30, 2023	$20.2400	$20.2400	$20.2400	$20.1900	$20.2500	$20.2400
May 31, 2023	$20.2900	$20.2900	$20.2900	$20.2100	$20.3000	$20.2900
June 30, 2023	$20.3600	$20.3600	$20.3600	$20.2500	$20.3800	$20.3600
July 31, 2023	$20.3800	$20.3800	$20.3800	$20.2700	$20.4200	$20.3800
August 31, 2023	$20.4600	$20.4600	$20.4600	$20.3400	$20.5100	$20.4600
September 30, 2023	$20.5000	$20.5000	$20.5000	$20.3800	$20.5600	$20.5000
October 31, 2023(2)	$20.5368	$20.5368	$20.5368	$20.4096	$20.6098	$20.5368
November 30, 2023	$20.6435	$20.6435	$20.6435	$20.4647	$20.6802	$20.6435
December 31, 2023 (3)	$20.7268	$20.7268	$20.7268	$20.5347	$20.7693	$20.7268
January 31, 2024	$20.7222	$20.7222	$20.7222	$20.5400	$20.7854	$20.7222
February 29, 2024	$20.8141	$20.8141	$20.7999	$20.6170	$20.8798	$20.8141
March 31, 2024 (4)	$20.8531	$20.8531	$20.7986	$20.6492	$20.9289	$20.8531
April 30, 2024	$20.9090	$20.9090	$20.7993	$20.6502	$20.9432	$20.9090
May 31,2024	$20.8603	$20.9290	$20.8063	$20.6595	$20.9638	$20.9290
June 30, 2024	$20.8986	$20.9824	$20.8409	$20.6989	$21.0176	$20.9824
July 31, 2024	$20.9071	$20.9997	$20.8449	$20.7079	$21.0378	$20.9997
August 30, 2024	$20.9567	$21.0663	$20.8918	$20.7592	$21.1056	$21.0663
September 30, 2024	$20.9620	$21.0807	$20.8876	$20.7649	$21.1215	$21.0807
October 31, 2024 (5)	$21.0056	$21.1168	$20.9352	$20.8190	$21.1902	$21.1468
November 30, 2024	$21.0081	$21.1175	$20.9338	$20.8202	$21.2043	$21.1604
December 31, 2024	$21.0475	$21.1564	$20.9716	$20.8612	$21.2614	$21.2169
January 31, 2025	$21.0539	$21.1634	$20.9775	$20.8701	$21.2817	$21.2353
February 28, 2025	$21.0490	$21.1572	$20.9698	$20.8648	$21.2870	$21.2401
March 31, 2025	$21.0600	$21.1632	$20.9746	$20.8722	$21.3068	$21.2596
April 30, 2025	$21.0822	$21.1701	$20.9799	$20.8803	$21.3274	$21.2796
May 31, 2025	$21.1042	$21.1873	$20.9954	$20.8991	$21.3602	$21.3114
June 30, 2025	$21.1113	$21.2079	$21.0142	$20.9214	$21.3969	$21.3469
July 31, 2025	$21.1502	$21.2479	$21.0524	$20.9636	$21.4561	$21.4049
August 31, 2025	$21.1612	$21.2659	$21.0675	$20.9833	$21.4894	$21.4363
September 31, 2025	$21.1594	$21.2638	$21.0632	$20.9824	$21.4999	$21.4460
October 31, 2025	$21.1635	$21.2672	$21.0652	$20.9871	$21.5174	$21.4630
November 31, 2025	$21.1554	$21.2582	$21.0549	$20.9792	$21.5207	$21.4656
December 31, 2025	$21.1616	$21.2574	$21.0534	$20.9796	$21.5335	$21.4781

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
•
Share class-specific expenses are then allocated as follows:
o
Stockholder servicing fees are accrued monthly for Class S shares and Class D shares. The stockholder servicing fee is calculated as a percentage of the aggregate NAV for each such class of shares.
o
Management fees are accrued monthly in an amount equal to 1/12 of the applicable percentage of NAV for each specific share class, which is 1.25% for Class S shares, Class D shares and Class I shares, 1.00% for Class F-I shares and Class A-I shares, and 0.85% for Class A-III shares which is reduced from 1.00% until January 2, 2027, as of December 31, 2025. The management fee is calculated prior to giving effect to accruals for the performance participation allocation, stockholder servicing fees and distributions.
o
Performance participation allocation is accrued monthly based on the total return of Class S shares, Class D shares, Class I shares and Class F-I shares. Total return for each respective share class is defined as distributions paid or accrued plus the change in NAV, adjusted for subscriptions and repurchases.
•
The NAV per share for each class is calculated by dividing such class's aggregate NAV at the end of each month by the number of shares outstanding for that class at the end of such month.

Please refer to "Net Asset Value Calculation and Valuation Guidelines" in the prospectus for the Follow-On Offering for further details on how our NAV is determined.

The following table provides a breakdown of the major components of our NAV as of December 31, 2025 ($ and share/units in thousands):

Components of NAV	December 31, 2025
Investments in real estate	$774,276
Investments in real estate debt	1,206,847
Cash and cash equivalents	58,492
Restricted cash	2,903
Other assets	58,097
Mortgage notes at fair value, net of deferred financing costs	(154,162)
Secured debt arrangements, net	(348,110)
Other liabilities	(53,873)
Accrued performance participation allocation	(389)
Management fee payable	(1,167)
Net asset value	$1,542,914
Number of outstanding shares/units	71,822

The following table provides a breakdown of our total NAV and NAV per share/unit by class as of December 31, 2025 ($ and shares/units in thousands, except per share/unit data):

NAV Per Share/Unit	Class S Shares	Class D Shares	Class I Shares	Class F-I Shares	Class A-I Shares	Class A-III Shares	Class E Shares(1)	Third-party Operating Partnership Class A-I Units(2)	Third-party Operating Partnership Class E Units(2)	Total
Net asset value	$257	$105	$29,851	$31,508	$456,023	$876,036	$22,149	$122,240	$4,745	$1,542,914
Number of outstanding shares/units	12	5	1,418	1,502	21,177	40,788	1,024	5,677	219	71,822
NAV per share/unit as of December 31, 2025	$21.1616	$21.2574	$21.0534	$20.9796	$21.5335	$21.4781	$21.6199	$21.5335	$21.6199	$21.4824

___________

(1)
Class E shares of our common stock are offered to certain of Apollo's affiliates and employees in one or more private placements.
(2)
Includes the partnership interests of the Operating Partnership held by a party other than us.

Consistent with our disclosure in the prospectus for the Follow-On Offering regarding our NAV calculation, our investments in real estate and real estate debt are initially valued at cost. The valuations of our real properties as of December 31, 2025, excluding certain newly acquired properties that are held at cost which we believe reflects the fair value of such properties, were provided by the independent valuation advisor in accordance with our valuation procedures. Certain key assumptions that were used by the independent valuation advisor in the discounted cash flow analysis are set forth in the following table based on weighted-averages by property types where we have multiple real estate investments. Once we own more than one retail property, we will include the key assumptions for such property type.

Property Type	Discount Rate	Exit Capitalization Rate
Industrial	7.5%	6.3%
Multifamily	7.1%	5.3%

A change in these assumptions or factors would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values.

Input	Hypothetical Change	Industrial Investment Values	Multifamily Investment Values
Discount rate	0.25% Decrease	+2.09%	+1.96%
(weighted average)	0.25% Increase	(2.03)%	(1.92)%
Exit Capitalization Rate	0.25% Decrease	+2.22%	+3.13%
(weighted average)	0.25% Increase	(2.05)%	(2.85)%

The following table reconciles stockholders' equity and Operating Partnership partners' capital per our consolidated balance sheet prepared in accordance with GAAP to our NAV ($ in thousands):

Reconciliation of Stockholders' Equity to NAV	December 31, 2025
Stockholders' equity under U.S. GAAP	$1,368,892
Non-controlling interests attributable to the Operating Partnership and preferred stockholders	114,188
Redeemable non-controlling interests	4,745
Total stockholders' equity, redeemable non-controlling interests and the Operating Partnership partners' capital under GAAP	$1,487,825
Adjustments:
Unrealized net real estate appreciation	23,466
Accumulated depreciation and amortization	19,420
Advanced organization and offering costs and advanced operating expenses	12,181
Accrued stockholder servicing fee	22
NAV	$1,542,914

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

Distribution Policy

Beginning in April 2023, we have declared and intend to continue to declare monthly distributions for each class of our common stock, which are generally paid 20 days after month-end. Distributions are made on all classes of our common stock at the same time and each class of our common stock received the same aggregate gross distribution per share; however, the net distribution differs for each class because of different allocations of class-specific stockholder servicing fees, management fees and performance participation allocation. The tables below details the net per share distribution for each of our share classes for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31, 2025
	Class S	Class D	Class I	Class F-I	Class A-I	Class A-III	Class E
Aggregate gross distribution declared per share of common stock	$1.3464	$1.3464	$1.3464	$1.3464	$1.3464	$1.3464	$1.3464
Management fee per share of common stock	(0.2664)	(0.2664)	(0.2664)	(0.2112)	(0.2148)	(0.1824)	—
Stockholder servicing fee per share of common stock	(0.1783)	(0.0532)	—	—	—	—	—
Net distribution declared per share of common stock	$0.9017	$1.0268	$1.0800	$1.1352	$1.1316	$1.1640	$1.3464

	Year Ended December 31, 2024
	Class S	Class D	Class I	Class F-I	Class A-I	Class A-III	Class E
Aggregate gross distribution declared per share of common stock	$0.8858	$0.3361	$1.1967	$1.2939	$1.2939	$0.2241	$1.2939
Management fee per share of common stock	(0.1759)	(0.0661)	(0.2412)	(0.2095)	(0.2113)	(0.0303)	—
Stockholder servicing fee per share of common stock	(0.1193)	(0.0134)	—	—	—	—	—
Net distribution declared per share of common stock	$0.5906	$0.2566	$0.9555	$1.0844	$1.0826	$0.1938	$1.2939

	Year Ended December 31, 2023
	Class S	Class D	Class I	Class F-I	Class A-I	Class A-III	Class E
Aggregate gross distribution declared per share of common stock	$—	$—	$—	$0.7810	$0.7810	$—	$0.7810
Management fee per share of common stock	—	—	—	(0.1510)	(0.1510)	—	—
Net distribution declared per share of common stock	$—	$—	$—	$0.6300	$0.6300	$—	$0.7810

The following tables summarizes our distributions declared during the years ended December 31, 2025, 2024 and 2023 ($ in thousands):

___________

	Year Ended December 31, 2025		Year Ended December 31, 2024		Year Ended December 31, 2023
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$53,451	74%	$31,166	72%	$8,920	72%
Reinvested in shares	18,602	26%	11,960	28%	3,551	28%
Total distributions(1)	$72,053	100%	$43,126	100%	$12,471	100%
Sources of distributions
Cash flows from operating activities(2)	$72,053	100%	$43,126	100%	$12,471	43%
Total sources of distributions	$72,053	100%	$43,126	100%	$12,471	43%

AFFO	$80,473		$57,244		$18,669
(1)
Includes distributions declared on Operating Partnership units.
(2)
During the years ended December 31, 2025, 2024, and 2023 we received cash flows from operating activities in the amount of $92.7 million, $66.1 million, and $25.6 million, respectively.

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

We also believe that adjusted FFO ("AFFO") is a meaningful supplemental non-GAAP disclosure of our operating results. AFFO further adjusts FFO in order for our operating results to reflect the specific characteristics of our business by adjusting for items we believe are not related to our core operations. Our adjustments to FFO to arrive at AFFO include removing the impact of (i) straight-line rental income and expense, (ii) unrealized gains or losses from changes in the fair value of real estate debt and other financial instruments, (iii) performance participation allocation, even if repurchased by us, (iv) amortization of restricted stock awards, (v) amortization of above- and below-market lease intangibles, and (vi) similar adjustments for unconsolidated joint ventures. AFFO is not defined by NAREIT and our calculation of AFFO may not be comparable to disclosures made by other REITs.

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

The following table presents a reconciliation of net income to FFO and AFFO ($ in thousands):

	Year Ended December 31,
	2025	2024	2023
Net income	$67,450	$50,509	$17,329
Adjustments to arrive at FFO:
Depreciation and amortization	16,594	8,996	2,544
FFO	$84,044	$59,505	$19,873
Adjustments to arrive at AFFO:
Straight-line rental income	(3,239)	(2,172)	(1,425)
Unrealized (gain)/loss on fair value of investments in real estate debt	181	35	(207)
Performance participation allocation	389	443	562
Amortization of restricted stock awards	100	100	75
Amortization of above- and below-market leases, net	(1,002)	(667)	(209)
AFFO	$80,473	$57,244	$18,669

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan whereby stockholders (other than an investor who is a resident of Alabama, Arkansas, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Minnesota, Mississippi, Nebraska, New Hampshire, New Jersey, North Carolina, Ohio, Oregon, Vermont and Washington or is a client of a participating broker-dealer that does not permit automatic enrollment in the distribution reinvestment plan) will have their cash distributions automatically reinvested in additional shares of common stock unless they elect to receive their distributions in cash. Any investor who is a resident of Alabama, Arkansas, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Minnesota, Mississippi, Nebraska, New Hampshire, New Jersey, North Carolina, Ohio, Oregon, Vermont and Washington or is a client of a participating broker-dealer that does not permit automatic enrollment in the distribution reinvestment plan will automatically receive their distributions in cash unless they elect to have their cash distributions reinvested in additional shares of common stock. The per share purchase price for shares purchased pursuant to the distribution reinvestment plan will be equal to the offering price before upfront selling commissions and dealer manager fees (the "transaction price") at the time the distribution is payable, which will generally be equal to our prior month's NAV per share for that share class. Stockholders will not pay upfront selling commissions or dealer manager fees when purchasing shares pursuant to the distribution reinvestment plan. The stockholder servicing fees with respect to shares of our Class S shares and Class D shares are calculated based on the NAV for those shares and may reduce the NAV or, alternatively, the distributions payable with respect to shares of each such class, including shares issued in respect of distributions on such shares under the distribution reinvestment plan.

Unregistered Sales of Equity Securities

During the year ended December 31, 2025, we sold equity securities that were not registered under the Securities Act. As described in Note 11 - Related Party Transactions to our consolidated financial statements, the Adviser is entitled to an annual management fee payable monthly in cash, shares of common stock, or Operating Partnership units, in each case at the Adviser's election. For the year ended December 31, 2025, the Adviser elected to receive its management fee in Class E shares and Class E units. In connection with the Adviser's election, we issued 497,311 Class E shares and 55,395 Class E units to the Adviser during the year ended December 31, 2025 in satisfaction of the management fee.

The Special Limited Partner is also entitled to an annual performance participation allocation payable annually in cash or Operating Partnership units, in each case at the Special Limited Partner's election. For the year ended December 31, 2025, the Special Limited Partner elected to receive its performance participation allocation in Class E units of the Operating Partnership and cash. In connection with the Special Limited Partner's election, we issued 20,744 Class E units of the Operating Partnership to the Special Limited Partner during the year ended December 31, 2025 in satisfaction of the performance participation allocation for the year ended December 31, 2024. For the year ended December 31, 2025, the Special Limited Partner realized $0.4 million related to the performance participation allocation, which was issued in Class E units and cash subsequent to year end.

During the year ended December 31, 2025, we sold and issued 3,873 Class E shares to certain of Apollo's affiliates, employees and our directors pursuant to a private placement for an aggregate purchase price of $0.1 million. During the year ended December 31, 2025, we issued 637 Class E shares in lieu of cash for dividends paid for a total value of approximately $14 thousand. These issuances were made in reliance upon the exemption from the registration set forth in Section 4(a)(2) of the Securities Act.

During the year ended December 31, 2025, all unitholders of the Operating Partnership elected to reinvest their dividends. In connection with such dividend reinvestment, we issued 291,863 and 11,342 Class A-I units and Class E units, respectively, to the unitholders of the Operating Partnership in lieu of cash for the dividends paid during the year ended December 31, 2025. These issuances were made in reliance upon the exemption from registration set forth in Section 4(a)(2) of the Securities Act.

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

During the three months ended December 31, 2025, we repurchased 19,786 Class I shares, 37,957 Class F-I shares, 193,614 Class A-I shares and 468,669 of Class A-III shares pursuant to our share repurchase plan for $15.4 million. We did not repurchase any Class S shares or Class D shares. The "Liquidity and Capital Resources" section within Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" details our sources of capital used to pay such repurchases.

Month of	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Repurchases as Percentage of NAV(1)	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs
October 2025	217,680	21.44	217,680	0.32%	—
November 2025	177,095	21.48	177,095	0.26%	—
December 2025	325,252	21.41	325,252	0.46%	—
Total	720,026	21.44	720,026	1.04%	—

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

There can be no assurance that we will achieve our investment objective, which is primarily to acquire a portfolio of diversified income-oriented commercial real estate located in the United States. This may include hotel, industrial, data centers, multifamily, retail and office assets, as well as others, including, without limitation, healthcare, student housing, life sciences, hospitality, senior living, manufactured housing and storage properties. Our real estate debt investments will focus on non-distressed public and private real estate debt, including, but not limited to, commercial mortgage-backed securities, commercial mortgage and mezzanine loans, and other forms of debt, and may also include preferred equity.

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

On June 29, 2022, we commenced our initial public offering for up to $5.0 billion in shares of common stock. On June 26, 2025, our initial public offering terminated and we commenced a follow-on offering for up to $5.0 billion in shares of common stock, consisting of up to $4.0 billion in shares in our primary offering and up to $1.0 billion in shares pursuant to our distribution reinvestment plan. The share classes have different upfront selling commissions and ongoing stockholder servicing fees, as well as varying management and performance participation fees. See "Note 11 - Related Party Transactions" to our consolidated financial statements for additional information. We intend to continue selling shares in the Follow-On Offering on a monthly basis.

As of March 10, 2026, we have issued in the Offerings approximately 70,285,529 shares of common stock for total proceeds of approximately $1.5 billion. We have contributed the net proceeds from the Offerings to the Operating Partnership in exchange for a corresponding number of Operating Partnership units.

2025 Highlights

Operating and Capital Raise Results:

•
Raised $463.7 million, inclusive of $11.2 million from our distribution reinvestment plan, of net proceeds in the Offerings and $0.1 million of proceeds from private offerings during the year ended December 31, 2025.
•
Declared monthly net distributions totaling $72.1 million for the year ended December 31, 2025.
•
The details of our annualized distribution rates and total returns for the year ended December 31, 2025 are shown in the following table:

	Class S	Class D	Class I	Class F-I	Class A-I	Class A-III
Annualized Distribution Rate(1)	4.2%	4.8%	5.1%	5.4%	5.3%	5.4%
Year-to-Date Total Return, without upfront selling commissions(2)	4.9%	5.4%	5.7%	6.2%	6.8%	6.9%
Year-to-Date Total Return, assuming maximum upfront selling commissions(2)	1.4%	3.9%	N/A	N/A	N/A	N/A
Inception-to-Date Total Return, without upfront selling commissions(2)	5.3%	5.7%	6.1%	6.3%	7.5%	7.1%
Inception-to-Date Total Return, assuming maximum upfront selling commissions(2)	3.1%	4.5%	N/A	N/A	N/A	N/A

(1)
Reflects the distribution amount as of December 31, 2025 annualized and divided by the prior month's NAV, which is inclusive of all fees and expenses.
(2)
Total return is calculated as the change in NAV per share during the period, plus distributions per share (assuming distributions are reinvested in accordance with our distribution reinvestment plan) divided by the NAV per share at the beginning of the period. Inception-to-Date returns are annualized.

Investing and Financing Activity:

•
Acquired seven industrial properties and two multifamily properties for a total cost of $471.2 million. The two multifamily properties were financed with five-year, fixed rate mortgages totaling $120.3 million.
•
Committed $471.7 million of capital to new commercial mortgage and mezzanine loans ($230.1 million funded at closing), provided $304.0 million of add-on fundings and purchased $73.2 million of real estate-related securities.
•
Received $263.6 million of repayments from commercial mortgage loans and $24.8 million of repayments from real estate-related securities, resulting in a $0.2 million realized gain.
•
Entered into a $500.0 million repurchase agreement with Barclays Bank PLC ("Barclays") and a revolving repurchase agreement with BofA Securities, Inc. ("BofA"), providing us with additional capacity to borrow against our investments in real estate debt.
•
Actively utilized available capacity under our secured debt arrangements, obtaining $241.0 million of net proceeds from our repurchase facilities.
•
As of December 31, 2025 our leverage ratio was 0.3x. Our leverage ratio is calculated by dividing (i) the fair value of asset-specific and corporate level debt by (ii) NAV.

Current Portfolio

•
Our current portfolio as of December 31, 2025 consisted of investments in real estate debt (approximately 61% based on fair value) and investments in real estate (approximately 39% based on fair value).
•
Our investments in real estate debt as of December 31, 2025 consisted of floating-rate commercial mortgage loans (81% of fair value), real estate-related securities (10%), and fixed-rate mezzanine loans (9%). The collateral for our commercial mortgage loans and mezzanine loans consisted primarily of Multifamily (30%), Data Center (30%), Self-Storage (9%), Mixed Use (9%) and Hotel (8%) property types and were concentrated in the West (30%), Northeast (26%), Southwest (20%) and Mid-Atlantic (13%) regions.
•
Our 14 properties as of December 31, 2025 consisted of Industrial (61% of fair value), Multifamily (31%) and Retail (8%) property types and were concentrated in the Southeast (42%), Midwest (26%), Northeast (17%) and Southwest (12%) regions.

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
12/31/2024
3/31/2025
6/30/2025
9/30/2025
12/31/2025
$20.0200
$20.1500
$20.3600
$20.5000
$20.7231
$20.8531
$20.9824
$21.0807
$21.2217
$21.2648
$21.3519
$21.4513
$21.4824

(1)
Please see Item 5. "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" for additional information concerning the methodology used to determine, and the limitations of, NAV per share.
(2)
Represents our historical total NAV per share, as of the respective dates.

Portfolio

Portfolio Summary

The following chart allocates our investments in real estate and real estate debt based on fair value as of December 31, 2025:

Investment Allocation

Real estate
39%
Real estate debt
61%

The following charts further describe the diversification of our investments in real estate and real estate debt based on fair value as of December 31, 2025(1)(2).

Geography

Southwest
17%
Mid-Atlantic
8%
Northeast
22%
West
19%
Midwest
15%
Southeast
19%

(1)
Excludes fair value of real estate-related securities.
(2)
Includes properties secured by real estate debt investments.

Investments in Real Estate

As of December 31, 2025, we owned 14 real estate properties which are summarized in the below table ($ in thousands):

December 31, 2025
Property Type	Number of Properties	Sq. Feet (in thousands)/Units	Occupancy(1)	Gross Asset Value (2)	Average Effective Annual Base Rent per Leased Square Foot/Units (3)
Industrial	10	3,522 sq. ft.	100%	$470,542	$7.61
Multifamily	3	712 units	92%	243,534	$26,728
Retail	1	118 sq. ft.	100%	60,200	$30.44
Total	14			$774,276

(1)
For our industrial and retail investments, occupancy rate is defined as all leased square footage divided by the total available square footage as of December 31, 2025. For our multifamily investments, occupancy is defined as the percentage of actual rent divided by gross potential rent (defined as actual rent for occupied units and market rent for vacant units) for the three months ended December 31, 2025.
(2)
Based on fair value as of December 31, 2025.
(3)
For our industrial and retail properties, average effective annual base rent per leased square foot represents the annualized base rent per leased square foot for the year ended December 31, 2025. The average effective annual base rent includes the effects of rent concessions and abatements and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization. For our multifamily properties, average effective annual base rent per leased unit represents the annualized base rent per leased unit for the year ended December 31, 2025. The average effective annual base rent includes the effects of rent concessions and abatements and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization.

The following table provides information regarding our portfolio of real estate properties as of December 31, 2025 ($ in thousands):

	December 31, 2025
Investment	Number of Properties	Property Type	Location	Acquisition Date	Sq. Feet (in thousands)/Units	Occupancy(1)	Gross Asset Value (2)
6900 Shook Road	1	Industrial	Columbus, Ohio	January 2023	165 sq. ft.	100%	$55,800
1551 Shepherd Road	1	Industrial	Liberty, Missouri	October 2023	847 sq. ft.	100%	71,400
4553 Cayce Road	1	Industrial	Byhalia, Mississippi	May 2024	708 sq. ft.	100%	63,000
2865 Charter Street	1	Industrial	Columbus, Ohio	March 2025	179 sq. ft.	100%	76,600
3707 W NC 10 Hwy	1	Industrial	Newton, North Carolina	August 2025	736 sq. ft.	100%	55,300
8681 W Jefferson Street	1	Industrial	Tolleson, Arizona	September 2025	127 sq. ft.	100%	34,000
2400 S Council Road	1	Industrial	Oklahoma City, Oklahoma	December 2025	591 sq. ft.	100%	60,135
111 Eames Street	1	Industrial	Wilmington, Massachusetts	December 2025	58 sq. ft.	100%	17,114
100 John Road	1	Industrial	Canton, Massachusetts	December 2025	58 sq. ft.	100%	15,651
1450 S Loop Road	1	Industrial	Alameda, California	December 2025	53 sq. ft.	100%	21,542
The Beckett	1	Multifamily	Charleston, South Carolina	May 2024	186 units	93%	50,800
Parc Westborough	1	Multifamily	Westborough, Massachusetts	May 2025	249 units	95%	97,200
The Brooke at Rocky Point	1	Multifamily	Tampa, Florida	December 2025	277 units	88%	95,534
16000 Pines	1	Retail	Pembroke Pines, Florida	August 2023	118 sq. ft.	100%	60,200
Total	14						$774,276

(1)
For our industrial and retail investments, occupancy is defined as all leased square footage divided by the total available square footage as of December 31, 2025. For our multifamily investment, occupancy is defined as the percentage of actual rent divided by gross potential rent (defined as actual rent for occupied units and market rent for vacant units) for the three months ended December 31, 2025.
(2)
Based on fair value as of December 31, 2025.

Lease Expirations

The following schedule details the expiring leases at our industrial and retail properties by annualized base rent as of December 31, 2025 ($ and square feet in thousands). The table below excludes our multifamily properties as substantially all leases at such property expire within 12 months.

Year	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring	Sq. Feet	% of Total Square Feet Expiring
2026	-	-	0%	-	0%
2027	-	-	0%	-	0%
2028	1	133	0%	2	0%
2029	2	295	1%	10	0%
2030	2	3,192	11%	282	8%
2031	3	4,217	13%	719	20%
2032	6	547	2%	11	0%
2033	7	7,668	24%	1,292	35%
2034	1	450	1%	25	1%
2035	5	3,394	11%	173	5%
Thereafter	5	11,588	37%	1,126	31%
Total	32	$31,484	100%	3,640	100%

(1)
Annualized base rent is determined from the annualized base rent per leased square foot as of December 31, 2025 and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization.

Investments in Real Estate Debt

The following table summarizes our investments in real estate debt as of December 31, 2025 ($ in thousands):

___________

	December 31, 2025
Type of Investment in Real Estate Debt	Number of Positions	Weighted Average Coupon (1)	Weighted Average Maturity Date (2)	Face Amount	Cost Basis	Fair Value
Commercial mortgage loan	23	7.2%	July 2029 (4)	$973,173	$972,976	$972,826
Mezzanine loan	2	10.6%	April 2028	112,500	112,500	112,500
Real estate-related securities (3)	32	5.3%	September 2039	121,512	121,379	121,521
Total investments in real estate debt:	57	7.3%	June 2030	$1,207,185	$1,206,855	$1,206,847

(1)
Based on applicable benchmark rates as of December 31, 2025.
(2)
Weighted average maturity date is based on fully extended maturity.
(3)
Our real estate-related securities consist of floating-rate CMBS.
(4)
One of our commercial mortgage loans, with a cost basis and fair value of $22.9 million as of December 31, 2025, is past its contractual maturity. Through the date of this annual report, we have received all the monthly interest income payments on the loan which are consistent with the interest rate provided for in the original loan agreement. During the year ended December 31, 2025 the borrower filed for Chapter 11 bankruptcy. We evaluated the loan for collectability as of the date of this annual report and determined that the loan is fully recoverable.

The following table summarizes our investments in commercial real estate loans as of December 31, 2025 ($ in thousands):

Commercial Real Estate Loan Portfolio
		December 31, 2025
#	Type	Property Type	Geography	Coupon(1)	Maturity Date(2)	Commitment	Cost Basis	Fair Value
1	First Mortgage	Data Center	Southwest	6.2%	January 2030	$125,000	$101,374	$101,374
2	First Mortgage	Mixed Use	Northeast	7.2%	August 2030	100,000	93,370	93,370
3	First Mortgage	Production Studio	West	7.7%	September 2028	100,000	80,912	80,912
4	First Mortgage	Self-Storage	Various	6.5%	May 2030	96,700	95,181	95,181
5	First Mortgage	Data Center	Mid-Atlantic	8.2%	April 2029	85,000	69,786	69,786
6	First Mortgage	Data Center	Mid-Atlantic	8.1%	September 2030	75,000	24,518	24,518
7	First Mortgage	Hotel	Various	8.4%	July 2030	75,000	19,228	19,228
8	First Mortgage	Multifamily	Northeast	7.9%	July 2028	65,000	50,688	50,688
9	First Mortgage	Data Center	Mid-Atlantic	7.2%	July 2029	70,589	42,041	42,041
10	Mezzanine	Multifamily	Various	11.0%	July 2029	62,500	62,500	62,500
11	First Mortgage	Multifamily	West	6.7%	February 2029	60,000	60,000	60,000
12	First Mortgage	Multifamily	Northeast	6.7%	January 2029	50,000	50,000	49,873
13	Mezzanine	Industrial	Various	10.0%	September 2026	50,000	50,000	50,000
14	First Mortgage	Hotel	West	7.4%	February 2029	50,000	46,643	46,643
15	First Mortgage	Data Center	West	7.3%	February 2030	50,000	34,730	34,926
16	First Mortgage	Multifamily	Southeast	7.9%	December 2028	50,000	14,724	14,724
17	First Mortgage	Multifamily	West	7.4%	March 2031	50,000	10,065	10,065
18	First Mortgage	Multifamily	Southwest	6.7%	July 2029	35,000	34,417	34,417
19	First Mortgage	Data Center	Southwest	5.9%	June 2030	33,719	10,596	10,596
20	First Mortgage	Data Center	Southwest	5.9%	June 2030	33,349	22,998	22,998
21	First Mortgage	Data Center	Southwest	5.9%	June 2030	32,932	15,827	15,827
22	First Mortgage	Multifamily	Northeast	8.1%	July 2025 (3)	26,000	22,905	22,905
23	First Mortgage	Life Sciences	Northeast	6.9%	August 2029	25,000	24,663	24,475
24	First Mortgage	Hotel	Various	7.4%	July 2028	25,000	24,276	24,245
25	First Mortgage	Multifamily	Midwest	7.9%	December 2028	25,000	24,034	24,034

		Total W/A		7.5%	May 2029	$1,450,789	$1,085,476	$1,085,326

____________

(1)
Based on applicable benchmark rates as of December 31, 2025.
(2)
Weighted average maturity date is based on fully extended maturity.
(3)
Loan is past its contractual maturity. Through the date of this annual report, we have received all the monthly interest income payments on the loan which are consistent with the interest rate provided for in the original loan agreement. During the year ended December 31, 2025, the borrower filed for Chapter 11 bankruptcy. We evaluated the loan for collectability as of the date of this annual report and determined that the loan is fully recoverable.

Results of Operations

The following table sets forth information regarding our consolidated results of operations for the years ended December 31, 2025 and December 31, 2024 ($ in thousands):

	Twelve Months Ended December 31,		Change
	2025	2024	$
Revenues
Rental revenue	$37,003	$21,657	$15,346
Total revenues	37,003	21,657	15,346
Expenses
Rental property operating	$8,527	$4,960	$3,567
General and administrative	7,054	6,197	857
Management fee	12,212	7,832	4,380
Performance participation allocation	389	443	(54)
Depreciation and amortization	16,594	8,996	7,598
Total expenses	$44,776	$28,428	$16,348
Other income
Income from investments in real estate debt	91,406	62,094	29,312
Other income	3,900	5,558	(1,658)
Interest expense	(20,083)	(10,372)	(9,711)
Total other income	75,223	57,280	17,943
Net income	$67,450	$50,509	$16,941

For a comparison and discussion of our results of operations and other operating and financial data for the fiscal years ended December 31, 2024 and 2023, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our annual report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 21, 2025.

Rental Revenue

Rental revenue primarily consists of base rent arising from tenant leases at our properties. Rental revenue is recognized on a straight-line basis over the life of the lease. The $15.3 million increase in rental revenue was due to a full year of operations for properties acquired during the year ended December 31, 2024 and the acquisition of nine additional properties during the year ended December 31, 2025.

Rental Property Operating Expenses

Rental property operating expenses consist of the costs of ownership and operation of our real estate investments. Examples of rental property operating expenses include real estate taxes, insurance, utilities and repair and maintenance expenses. The $3.6 million increase in rental property operating expenses was due to full year of operations for properties acquired during the year ended December 31, 2024 and the acquisition of nine additional properties during the year ended December 31, 2025.

General and Administrative Expenses

General and administrative expenses consist primarily of legal fees, accounting fees and fees for other professional services. The $0.9 million increase in general and administrative expenses was due to an increase in transaction activity.

Management Fee

Management fees are earned by the Adviser for providing services pursuant to the Advisory Agreement and are based on the month end NAV for the respective share classes. The $4.4 million increase in management fees was due to the increase in our average NAV from December 31, 2024 to December 31, 2025 which was primarily driven by our capital raise activity and appreciation from our investments.

Performance Participation Allocation

The performance participation allocation relates to allocations from the Operating Partnership to the Special Limited Partner based on the total return of the Operating Partnership. Total return is defined as distributions paid or accrued plus the change in aggregate NAV since the beginning of the year, before giving effect to (x) changes resulting solely from the proceeds of issuances of additional Operating Partnership units, (y) any allocation or accrual to the performance participation interest and (z) applicable stockholder servicing fee expenses allocable to such Operating Partnership units. In April 2024, approximately 5.2 million Class F-I shares, which are subject to the performance participation allocation, were exchanged for approximately 5.2 million Class A-I shares, which are not subject to the performance participation allocation. The $0.1 million decrease in the performance participation allocation was primarily due to such shares being subject to the performance participation allocation in 2024, prior to this exchange date, but not subject to any performance participation allocation in 2025.

Depreciation and Amortization

Depreciation and amortization expenses are impacted by the values assigned to buildings and in-place lease assets as part of the initial purchase price allocation. The $7.6 million increase in depreciation and amortization expenses was due to full year of operations for properties acquired during the year ended December 31, 2024 and the acquisition of nine additional properties during December 31, 2025.

Income from Investments in Real Estate Debt

Income from investments in real estate debt consists of interest income, fees revenue, realized gains and losses and unrealized gains and losses resulting from the changes in fair value of our investments in real estate debt. The $29.3 million increase in income from investments in real estate debt is due to originations, acquisitions and add-on fundings over the last twelve months resulting in higher interest income and origination fees. As of December 31, 2025, we owned 57 positions in commercial mortgage loans, mezzanine loans and real estate-related securities, compared to 52 positions as of December 31, 2024, and the balance of our investments in real estate debt, at fair value increased from $887.2 million to $1.2 billion during the same time period.

Other Income

Other income primarily consists of interest earned on our cash and cash equivalents balance. The $1.7 million decrease in other income was driven by both lower average cash balances and lower average interest rates during the year ended December 31, 2025 as compared to the year ended December 31, 2024.

Interest Expense

Interest expense consists of interest expense and amortization of deferred financing costs related to our mortgage notes and secured debt arrangements. The $9.7 million increase in interest expense was driven by $209.6 million of net borrowings related to our secured debt arrangements and $120.3 million of net borrowings related to our mortgage notes during the year ended December 31, 2025.

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

As of December 31, 2025, our liquidity comprised of $58.5 million of unrestricted cash and cash equivalents, and $590.4 million of undrawn capacity on our secured debt arrangements. We also generate incremental liquidity through our operating cash flows, which were $92.7 million for the year ended December 31, 2025. Additionally, we may create liquidity through the sale of, or borrowing against, our unencumbered investments in real estate-related securities, which were classified as trading securities and carried at their estimated fair value of $81.5 million, as of December 31, 2025, which is net of $40.0 million of outstanding borrowings related thereto. As of December 31, 2025, we remain low leveraged with a current leverage ratio of 0.3x, calculated as dividing (i) the fair value of asset-specific and corporate level debt by (ii) NAV.

Over time, we generally intend to fund our cash needs for items other than asset acquisitions from operations. We expect our cash needs for acquisitions will be funded primarily from the sale of shares of our common stock and through the assumption or incurrence of debt. During the year ended December 31, 2025, we received $452.5 million of proceeds from the sale of share of common stock, including proceeds from our private offering, and repurchased $29.1 million of shares of common stock under our share repurchase plan.

Potential sources of liquidity include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets, equity issuances by the Operating Partnership or the sale of beneficial interests in specific Delaware statutory trusts holding real properties, including properties placed by the Operating Partnership or affiliates of Apollo. As of December 31, 2025, we held approximately $1.1 billion of unencumbered assets at fair value outside of our unencumbered trading securities mentioned in the preceding paragraph, consisting of investments in real estate, as well as commercial mortgage and mezzanine loans.

The following table is a summary of our indebtedness as of December 31, 2025 and December 31, 2024 ($ in thousands):

				Principal Balance Outstanding
	Weighted Average Interest Rate	Weighted Average Maturity Date	Maximum Facility Size	December 31, 2025	December 31, 2024
Fixed rate loans:
Fixed rate mortgages	5.31%	April 2030	N/A	$156,300	$36,000
Variable rate loans:
Secured debt arrangements	SOFR + 1.80%	June 2029	$900,000	349,621	139,985
Total indebtedness				505,921	175,985
Deferred financing costs, net				(3,649)	(1,389)
Total indebtedness, net				$502,272	$174,596

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

	For the Year Ended December 31,
	2025	2024	2023
Cash flows provided by operating activities	$92,709	$66,111	$20,558
Cash flows used in investing activities	(840,677)	(666,097)	(494,723)
Cash flows provided by financing activities	726,958	587,186	431,459
Net decrease in cash and cash equivalents and restricted cash	$(21,010)	$(12,800)	$(42,706)

Cash flows provided by operating activities increased by approximately $26.6 million during the year ended December 31, 2025 compared to the year ended December 31, 2024 due to increased cash flows from income related to our investments in real estate and real estate debt. Cash flows provided by operating activities increased by approximately $40.5 million during the year ended December 31, 2024 compared to the year ended December 31, 2023, also due to increased cash flows from income related to our investments in real estate and real estate debt.

Cash flows used in investing activities increased by approximately $174.6 million during the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase was driven by increases of $364.6 million in acquisitions and capital improvements of real estate and $40.5 million in origination and funding activity related to investments in commercial mortgage and mezzanine loans and real estate-related securities, offset by an increase of $230.5 million of repayments from commercial mortgage loans and real estate-related securities. During the year ended December 31, 2024, cash flows used in investing activities increased by approximately $171.4 million compared to the year ended December 31, 2023, primarily due to an increase of $239.0 million in origination and funding activity related to investments in commercial mortgage and mezzanine loans and real estate-related securities, offset by a net decrease of $59.6 million in acquisitions and capital improvements of real estate and an increase of $8.0 million of repayments from real estate-related securities.

Cash flows from financing activities increased by approximately $139.8 million during the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase was driven by a $221.3 million increase in net borrowings from our mortgage notes and secured debt arrangements, offset by a net decrease of $31.0 million in proceeds from the issuance of our common stock and preferred stock, and increases of $23.2 million in cash distributions, $23.0 million in share repurchases, $3.0 million in payments of financing costs and $1.2 million of offering costs. During the year ended December 31, 2024, cash flows from financing activities increased by approximately $154.4 million compared to the year ended December 31, 2023, primarily due to $140.0 million of net proceeds from secured debt arrangements and a net increase of $78.0 million in proceeds from the issuance of our common stock, offset by a decrease of $36.0 million in proceeds from mortgage notes, and increases of $21.2 million in cash distributions, $6.0 million in share repurchases and $1.2 million in offering costs.

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

Under the methodology described above, we evaluated our entire portfolio of real estate properties, as of December 31, 2025 and 2024, for any impairment indicators. We did not record any impairment losses for the year ended December 31, 2025 or December 31, 2024.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our investments in real estate debt and secured debt arrangements are primarily floating-rate and indexed to Secured Overnight Financing Rate ("SOFR"), thereby exposing us to interest rate risk resulting in increases or decreases to net income depending on interest rate movements. As of December 31, 2025, we held $1.2 billion of investments in real estate debt, including real estate debt securities, and had outstanding borrowings of $349.6 million on our secured debt arrangements. While we cannot predict factors that may or may not affect interest rates, a 50 bps increase or decrease in SOFR would have resulted in an increase or decrease to income from investments in real estate debt of $4.9 million and an increase or decrease to interest expense of $0.9 million for the year ended December 31, 2025.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of

Apollo Realty Income Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Apollo Realty Income Solutions, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

March 10, 2026

We have served as the Company's auditor since 2022.

Apollo Realty Income Solutions, Inc.

Consolidated Balance Sheets

(in thousands - except share data)

	December 31, 2025	December 31, 2024
Assets
Investments in real estate, net	$684,412	$245,667
Investments in real estate debt, at fair value	1,206,847	887,186
Cash and cash equivalents	58,492	82,312
Restricted cash	2,903	93
Other assets	128,497	42,346
Total assets(1)	$2,081,151	$1,257,604
Liabilities and Equity
Secured debt arrangements, net	$348,110	$138,920
Mortgage notes, net	154,162	35,675
Other liabilities	77,295	21,318
Due to affiliates	13,759	16,531
Total liabilities(1)	593,326	212,444
Commitments and contingencies (See Note 16)
Redeemable non-controlling interest	4,745	2,817
Equity
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized at December 31, 2025 and December 31, 2024, and none issued and outstanding	—	—
Common stock, $0.01 par value per share (See Note 14 - Equity)	659	453
Additional paid-in capital	1,363,537	924,645
Retained earnings (accumulated deficit)	4,696	8,955
Total stockholders' equity	1,368,892	934,053
Non-controlling interest attributable to the Operating Partnership	114,063	108,165
Non-controlling interest attributable to preferred stockholders	125	125
Total equity	1,483,080	1,042,343
Total liabilities and equity	$2,081,151	$1,257,604

_________________

(1)
Represents the consolidated assets and liabilities of ARIS Operating Partnership L.P., a Delaware limited partnership (the "Operating Partnership"). The Operating Partnership is a consolidated variable interest entity ("VIE"), of which the Company is the sole general partner and owns approximately 92% and 89% as of December 31, 2025 and December 31, 2024, respectively. See "Note 2 - Summary of Significant Accounting Policies" for additional information.

See accompanying notes to consolidated financial statements.

Apollo Realty Income Solutions, Inc.

Consolidated Statement of Operations

(in thousands - except share and per share data)

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Revenues
Rental revenue	$37,003	$21,657	$6,912
Total revenues	37,003	21,657	6,912
Expenses
Rental property operating	$8,527	$4,960	$834
General and administrative	7,054	6,197	5,380
Management fee	12,212	7,832	3,440
Performance participation allocation	389	443	562
Depreciation and amortization	16,594	8,996	2,544
Total expenses	$44,776	$28,428	$12,760
Other income
Income from investments in real estate debt	91,406	62,094	17,490
Other income	3,900	5,558	6,241
Interest expense	(20,083)	(10,372)	(554)
Total other income	75,223	57,280	23,177
Net income	$67,450	$50,509	$17,329
Net income attributable to non-controlling interests in the Operating Partnership	$6,166	$6,928	$4,570
Net income attributable to preferred stockholders	15	14	—
Net income attributable to ARIS stockholders	$61,269	$43,567	$12,759

Net income per share of common stock, basic	$1.08	$1.29	$1.08
Net income per share of common stock, diluted	$1.08	$1.29	$1.08

Weighted-average shares of common stock outstanding, basic	56,957,094	33,757,803	11,847,675
Weighted-average shares of common stock outstanding, diluted	56,960,632	33,761,427	11,850,738

See accompanying notes to consolidated financial statements.

Apollo Realty Income Solutions, Inc.

Consolidated Statement of Changes in Equity

(in thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity	Non-Controlling Interest	Total Equity	Redeemable non-controlling interest
Balance at December 31, 2022	1,824	$18	$31,367	$(815)	$30,570	$97,721	$128,291	$—
Common stock issued	20,133	202	407,406	—	407,608	—	407,608	—
Offering costs	—	—	(1,323)	—	(1,323)	—	(1,323)	—
Distribution reinvestments	52	—	1,058	—	1,058	2,494	3,552	—
Amortization of restricted stock grants	—	—	75	—	75	—	75	—
Share class transfer	(59)	—	—	—	—	—	—	—
Repurchase of common stock	(7)	—	(151)	—	(151)	—	(151)	—
Net income ($13 allocated to redeemable non-controlling interest)	—	—	—	12,760	12,760	4,569	17,329	—
Contributions from non-controlling interest	—	—	—	—	—	932	932	—
Transfer to redeemable non-controlling interests	—	—	—	—	—	(967)	(967)	967
Distributions to non-controlling interest	—	—	—	—	—	(3,206)	(3,206)	—
Distributions declared on common stock	—	—	—	(9,264)	(9,264)	—	(9,264)	—
Balance at December 31, 2023	21,943	$220	$438,432	$2,681	$441,333	$101,543	$542,876	$967
Common stock issued	23,429	234	489,671	—	489,905	—	489,905	1,669
Preferred equity issued	—	—	—	—	—	125	125	—
Amortization of restricted stock grants	—	—	100	—	100	—	100	—
Offering costs	—	—	(1,512)	—	(1,512)	—	(1,512)	—
Distribution reinvestments	298	3	6,284	—	6,287	5,548	11,835	125
Net income	—	—	—	43,567	43,567	6,785	50,352	157
Share class transfer	(62)	—	—	—	—	—	—	—
Repurchase of common stock	(396)	(4)	(8,295)	—	(8,299)	—	(8,299)	—
Distributions to non-controlling interests in the Operating Partnership	—	—	—	—	—	(5,697)	(5,697)	(136)
Distributions to non-controlling preferred stockholders	—	—	—	—	—	(14)	(14)	—
Distributions declared on common stock	—	—	—	(37,293)	(37,293)	—	(37,293)	—
Allocation to redeemable non-controlling interest	—	—	(35)	—	(35)	—	(35)	35
Balance at December 31, 2024	45,212	$453	$924,645	$8,955	$934,053	$108,290	$1,042,343	$2,817
Common stock issued	21,730	217	463,009	—	463,226	—	463,226	1,632
Amortization of restricted stock grants	—	—	100	—	100	—	100	—
Offering costs	—	—	(2,448)	—	(2,448)	—	(2,448)	—
Distribution reinvestments	567	5	12,110	—	12,115	6,244	18,359	243
Net income	—	—	—	61,269	61,269	5,941	67,210	240
Repurchase of common stock	(1,583)	(16)	(33,813)	—	(33,829)	—	(33,829)	—
Distributions to non-controlling interests in the Operating Partnership	—	—	—	—	—	(6,272)	(6,272)	(253)
Distributions to non-controlling preferred stockholders	—	—	—	—	—	(15)	(15)	—
Distributions declared on common stock	—	—	—	(65,528)	(65,528)	—	(65,528)	—
Allocation to redeemable non-controlling interest	—	—	(66)	—	(66)	—	(66)	66
Balance at December 31, 2025	65,926	$659	$1,363,537	$4,696	$1,368,892	$114,188	$1,483,080	$4,745

See accompanying notes to consolidated financial statements.

Apollo Realty Income Solutions, Inc.

Consolidated Statement of Cash Flows

(in thousands)

	For the Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net income	$67,450	$50,509	$17,329
Adjustments to reconcile net income to net cash provided by operating activities:
Management fee	12,212	7,832	3,440
Performance participation allocation	389	443	562
Depreciation and amortization	16,594	8,996	2,544
Straight line rent amortization	(3,239)	(2,172)	(1,425)
Above- and below- market lease amortization, net	(1,002)	(667)	(209)
Amortization of discount/premium	(731)	(178)	(210)
Amortization of deferred financing costs	1,626	997	161
Amortization of restricted stock awards	100	100	75
Unrealized (gain)/loss on fair value of investments in real estate debt	181	35	(207)
Realized gain on repayments of real-estate related securities	(177)	(136)	(3)
Changes in assets and liabilities:
Other assets	(1,881)	(2,361)	(3,544)
Due to affiliates	(3,064)	406	5,198
Other liabilities	4,251	2,307	1,876
Net cash provided by operating activities	92,709	66,111	25,587
Cash flows from investing activities:
Acquisitions of real estate	(471,152)	(107,241)	(166,332)
Capital improvements to real estate	(330)	(137)	(621)
Payment of investment acquisition deposit	(500)	—	—
Origination and acquisition of commercial mortgage and mezzanine loans	(230,061)	(266,863)	(262,980)
Purchase of real estate-related securities	(73,243)	(55,478)	(25,419)
Add-on fundings of commercial mortgage loans	(304,021)	(244,511)	(39,488)
Repayments of commercial mortgage loans	213,795	—	—
Repayments from real estate-related securities	24,835	8,133	117
Net cash used in investing activities	(840,677)	(666,097)	(494,723)
Cash flows from financing activities:
Borrowings from mortgage notes	120,300	—	36,000
Borrowings from secured debt arrangements	274,286	189,985	—
Repayments of secured debt arrangements	(33,300)	(50,000)	—
Payment of deferred financing costs	(3,933)	(920)	(1,627)
Proceeds from issuance of common stock	452,543	483,539	405,566
Proceeds from issuance of preferred equity by subsidiary REITs	—	125	—
Distributions paid	(51,411)	(28,207)	(7,018)
Distributions to non-controlling preferred stockholders	(15)	(14)	—
Repurchase of common stock	(29,064)	(6,101)	(151)
Offering costs paid	(2,448)	(1,221)	(18)
Net cash provided by financing activities	726,958	587,186	432,752
Net change in cash, cash equivalents and restricted cash	(21,010)	(12,800)	(36,384)
Cash, cash equivalents and restricted cash, beginning of period	82,405	95,205	131,589
Cash, cash equivalents and restricted cash, end of period	$61,395	$82,405	$95,205

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	58,492	82,312	95,205
Restricted cash	2,903	93	—
Total cash, cash equivalents and restricted cash	$61,395	$82,405	$95,205
Supplemental disclosure of cash flow information:
Cash paid for interest	$17,675	$8,951	$—
Non-cash investing and financing activities:
Change in loan proceeds held by servicer for repayment of commercial mortgage loan	$49,761	$—	$—
Change in loan proceeds held by servicer for repayment of secured debt arrangements	$31,350	$—	$—
Accrued offering costs due to affiliate	$226	$275	$1,305
Accrued stockholder servicing fees due to affiliate	$23	$14	$—
Distribution reinvestments	$18,602	$11,960	$3,552
Distributions accrued and not paid	$6,899	$4,859	$1,900
Accrued repurchases of common stock	$6,963	$2,198	$—
Issuance of Class E shares for payment of management fee	$10,683	$6,366	$2,042
Transfer to redeemable non-controlling interests	$—	$—	$779
Redeemable non-controlling interest issuance as Class E units of the Operating Partnership for payment of management fee	$1,189	$1,107	$176
Redeemable non-controlling interest issuance as Class E units of the Operating Partnership for payment of performance participation allocation	$443	$562	$—
Allocation to redeemable non-controlling interests	$66	$35	$12

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

The Company had registered with the Securities and Exchange Commission (the "SEC") an offering of up to $5.0 billion in shares of common stock, consisting of up to $4.0 billion in shares in its primary offering and up to $1.0 billion in shares pursuant to its distribution reinvestment plan (the "Initial Public Offering") and accepted gross offering proceeds of approximately $1.2 billion during the period June 29, 2022 to June 26, 2025. The Company subsequently registered with the SEC a follow-on public offering, consisting of up to $4.0 billion in shares in its primary offering and up to $1.0 billion in shares pursuant to its distribution reinvestment plan (the "Follow-On Offering" and together with the Initial Public Offering, the "Offering"). In the Follow-On Offering, the Company intends to sell any combination of six classes of shares of its common stock, Class S shares, Class D shares, Class I shares, Class F-I shares, Class A-I shares, and Class A-III shares with a dollar value up to the maximum offering amount of the Follow-On Offering. The Company ceased offering Class F-S shares, Class F-D shares and Class A-II shares in the Follow-On Offering. The share classes have different upfront selling commissions, ongoing stockholder servicing fees, management fees, and performance participation allocations. The purchase price per share for each class of common stock will vary and will generally equal the Company's prior month's net asset value ("NAV") per share, as calculated monthly, plus applicable upfront selling commissions and dealer manager fees. The Company also may issue Class E shares to certain of Apollo's affiliates and employees in one or more private placements; however, Class E shares are not being offered to the public pursuant to the Offerings.

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

As of December 31, 2025, the Company owned 14 properties, had 25 investments in commercial mortgage and mezzanine loans and held 32 positions in real estate-related securities. The Company currently operates in two reportable segments: Real Estate and Real Estate Debt. See "Note 17 - Segment Reporting" for additional information.

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

Cash and Cash Equivalents

Cash and cash equivalents represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. As of December 31, 2025 and December 31, 2024, the Company held $58.5 million and $82.3 million of cash and cash equivalents, respectively.

Restricted Cash

Restricted cash represents cash held in a deposit account controlled by a third party, tenant security deposits and reserves held in escrow related to real estate taxes and repairs and maintenance in connection with mortgages on certain of the Company's properties. As of December 31, 2025 and December 31, 2024, the Company held $2.9 million and $0.1 million of restricted cash, respectively.

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

As of December 31, 2025, the Company's investments in real estate debt consisted of commercial mortgage and mezzanine loans secured by real estate assets and real estate-related securities. The Company has elected the fair value option ("FVO") for investments in commercial mortgage and mezzanine loans secured by real estate assets as the Company believes fair value provides a more accurate depiction of the value of these assets. During the year ended December 31, 2025, real estate-related securities met the criteria to be classified as trading securities under ASC 320, "Investments" and accordingly, the Company carries such securities at fair value. The Company generally determines the fair value of its investments in real estate debt by utilizing third-party pricing service providers whenever available.

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

The following table details the Company's assets measured at fair value on a recurring basis ($ in thousands):

	December 31, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in real estate debt	$—	$121,521	$1,085,326	$1,206,847	$—	$73,120	$814,066	$887,186
Total	$—	$121,521	$1,085,326	$1,206,847	$—	$73,120	$814,066	$887,186

The following table details the Company's assets measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

Investments in Real Estate Debt
Balance as of December 31, 2023	302,868
Originations, acquisitions, and add on fundings	511,374
Repayments	-
Amortization of discount/premium and payment-in-kind interest	178
Included in net income:
Unrealized gain/(loss) from investments in real estate debt	(354)
Balance as of December 31, 2024	814,066
Originations, acquisitions, and add on fundings	534,082
Repayments	(263,556)
Amortization of discount/premium and payment-in-kind interest	731
Included in net income:
Unrealized gain/(loss) from investments in real estate debt	3
Balance as of December 31, 2025	1,085,326

The following table contains the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy ($ in thousands):

	December 31, 2025
	Fair Value	Valuation Technique	Unobservable Inputs	Rate Range	Weighted Average	Impact to Valuation from an Increase in Input
Assets:
Investments in real estate debt	$1,085,326	Discounted cash flow	Discount rate	5.98% - 11.00%	7.6%	Decrease

	December 31, 2024
	Fair Value	Valuation Technique	Unobservable Inputs	Rate Range	Weighted Average	Impact to Valuation from an Increase in Input
Assets:
Investments in real estate debt	$814,066	Discounted cash flow	Discount rate	6.50% - 12.13%	8.2%	Decrease

Valuation of liabilities not measured at fair value

As of December 31, 2025 and December 31, 2024, the combined fair value of the Company's secured debt arrangements and mortgage notes was $505.9 million and $176.0 million, respectively, which approximated carrying value. The fair value of the Company's indebtedness is estimated by modeling the cash flows required by the Company's debt arrangements and mortgages and discounting them back to the present value using an appropriate discount rate. Additionally, the Company considers current market rate and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company's indebtedness are considered Level 3.

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

The Company's investments in real estate are stated at cost and are generally depreciated on a straight-line basis over the estimated useful lives of the assets as follows:

Description	Depreciable Life
Buildings	17 - 50 years
Building and land improvements	6 - 15 years
Furniture, fixtures & equipment	10 years
Tenant improvements	Tenant improvements are amortized on a straight-line basis over the lives of the related leases, which approximate the useful lives of the tenant improvements
Lease intangibles and leasehold improvements	Lease term

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

Real estate assets are evaluated for impairment on a quarterly basis. The Company will consider the following factors when performing its impairment analysis: (1) management, having the authority to approve the action, commits to a plan to sell the asset; (2) significant negative industry and economic outlook or trends; (3) expected material costs necessary to extend the life or operate the real estate asset; and (4) its ability to hold and dispose of the real estate asset in the ordinary course of business. A real estate asset is considered impaired when the sum of estimated future undiscounted cash flows to be generated by the real estate asset over the estimated remaining holding period is less than the carrying value of such real estate asset. An impairment charge is recorded equal to the excess of the carrying value of the real estate asset over the fair value. When determining the fair value of a real estate asset, the Company makes certain assumptions including, but not limited to, consideration of projected operating cash flows, comparable selling prices and projected cash flows from the eventual disposition of the real estate asset based upon its estimate of a capitalization rate and discount rate. As of December 31, 2025, the Company had not recorded any impairments on its investments in real estate.

Investments in Real Estate Debt

The Company's investments in real estate debt consist of commercial mortgage and mezzanine loans secured by real estate and real estate-related securities. The Company has elected the FVO for its commercial mortgage and mezzanine loans secured by real estate. Real-estate related securities met the criteria to be classified as trading securities under ASC 320, "Investments". Trading securities are recognized on a trade date basis and are carried at fair value. The unrealized gain or loss associated with holding real estate debt investments at fair value are recorded as a component of income from investments in real estate debt on the Company's consolidated statement of operations. For the years ended December 31, 2025 and December 31, 2024, the Company recorded a $0.2 million unrealized loss and a $35.1 thousand of unrealized gain on its investments in real estate debt, respectively.

Deferred Financing Costs

Costs incurred in connection with financings are capitalized and amortized over the respective financing terms and are reflected on the accompanying consolidated statement of operations as a component of interest expense. For the Company's debt facilities that have outstanding borrowings, the capitalized financing costs, net of amortization, are reflected as a direct deduction of such facilities. For debt facilities that do not have outstanding borrowings or for revolving facilities, the capitalized financing costs, net of amortization, are recorded as a component of other assets on the Company's consolidated balance sheet.

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

The Company evaluates the collectability of receivables related to rental revenue on an individual lease basis. Management exercises judgment in assessing collectability and considers the length of time a receivable has been outstanding, tenant creditworthiness, payment history, available information about the financial condition of the tenant, and current economic trends, among other factors. Tenant receivables that are deemed uncollectible are recognized as a reduction to rental revenue. However, any future cash receipts on leases that are deemed uncollectible will be recorded as income on a cash basis. As of December 31, 2025, no rental revenue from the Company's leases was deemed uncollectible.

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

Commercial mortgage and mezzanine loans that are significantly past due may be placed on non-accrual status if the Company determines it is probable that it will not collect all payments which are contractually due. When a loan is placed on non-accrual status, interest is only recorded as interest income when it is received. A loan may be placed back on accrual status if the Company determines it is probable that it will collect all payments which are contractually due. As of December 31, 2025, none of the Company's loans were on non-accrual status.

Income Taxes

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Code commencing with its taxable year ended December 31, 2023. As long as the Company qualifies for taxation as a REIT, it generally will not be subject to federal corporate income tax to the extent it distributes its taxable income to stockholders. REITs are also subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain federal, state and local taxes on its income and property, including taxes on any undistributed income. For the year ended December 31, 2025, no material deferred tax assets or liabilities have been recognized, and detailed tabular disclosure are not presented due to the insignificance of reported tax expense.

The Company has formed wholly owned subsidiaries, one or more of which function as taxable REIT subsidiaries (each, a "TRS"). With respect to each TRS, the Company has filed a TRS election, together with such subsidiary, with the Internal Revenue Service. In general, a TRS may perform additional services for the Company's tenants and generally may engage in any real estate or non-real estate-related business. The TRSs are subject to income taxation at the federal, state and local levels, as applicable, at regular corporate tax rates. The tax returns filed by the Company and its TRSs for tax years 2022, 2023 and 2024 remain subject to examination by taxing authorities.

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

The following table details the selling commissions, dealer manager fees, and stockholder servicing fees for each applicable share class as of December 31, 2025:

	Class S Shares	Class D Shares	Class I Shares	Class F-I Shares	Class A-I Shares	Class A-III Shares
Selling commissions and dealer manager fees (% of transaction price)	up to 3.5%	up to 1.5%	—	—	—	—
Stockholder servicing fee (% of NAV)	0.85%	0.25%	—	—	—	—

For Class S shares sold in the primary offering, investors pay upfront selling commissions of up to 3% and dealer manager fees of up to 0.5% of the transaction price; however, such amounts may vary at certain participating broker-dealers, provided that the sum will not exceed 3.5% of the transaction price. For Class D shares sold in the primary offering, investors pay upfront selling commissions of up to 1.5% of the transaction price.

The Dealer Manager, as the dealer manager for the Follow-On Offering, is entitled to receive stockholder servicing fees of 0.85% per annum of the aggregate NAV for Class S shares. For Class D shares, a charge of 0.25% per annum of the aggregate NAV will be charged for stockholder servicing fees.

The Dealer Manager has entered into agreements with selected dealers that agree to distribute the Company's shares in the Offerings, which will provide, among other things, for the reallowance of the full amount of the selling commissions and stockholder servicing fees to such selected dealers. The Company will cease paying the stockholder servicing fee with respect to any Class S share or Class D share held in a stockholder's account at the end of the month in which the total selling commissions, dealer manager fees and stockholder servicing fees paid with respect to such shares would exceed, in the aggregate, 8.75% of the gross proceeds from the sale of such share. There will not be a stockholder servicing fee, upfront selling commission or dealer manager fee with respect to Class I shares, Class F-I shares, Class A-I shares and Class A-III shares. The Company accrues the cost of the stockholder servicing fee as an offering cost at the time of each Class S share and Class D share is sold during the primary offering. As of December 31, 2025, the Company had accrued $22 thousand of stockholder servicing fees related to Class S shares and Class D shares sold. Such fees are recorded as a component of due to affiliates on the Company's consolidated balance sheet. The Company did not have any accrued stockholder servicing fees as of December 31, 2024.

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

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03 "Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses" ("ASU 2024-03"). ASU 2024-03 requires disaggregation of certain expense captions in financial statement disclosures for each interim and annual reporting period. The guidance is effective for annual periods starting after December 15, 2026, and interim periods after December 15, 2027, with early adoption permitted. It is to be adopted on a prospective basis with the option to apply retrospectively. We have not early adopted ASU 2024-03 and are currently evaluating its impact. We do not expect it to materially affect our consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09 "Improvements to Income Tax Disclosures" ("ASU 2023-09"). ASU 2023-09 intends to improve the transparency of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company has adopted ASU 2023-09, which did not have a material impact on the Company's financial condition, results of operations or financial statement disclosure.

Note 3 - Investments in Real Estate

Investments in real estate, net consisted of the following ($ in thousands):

	December 31, 2025	December 31, 2024
Building and building improvements	$590,628	$219,684
Land and land improvements	98,465	29,244
Furniture, fixtures and equipment	5,348	1,094
Tenant improvements	6,736	2,513
Total	701,177	252,535
Accumulated depreciation	(16,765)	(6,868)
Investment in real estate, net	$684,412	$245,667

Acquisitions

During the year ended December 31, 2025, the Company acquired $471.2 million of real estate investments, which were comprised of seven industrial properties and two multifamily properties.

During the year ended December 31, 2024, the Company acquired $107.2 million of real estate investments, which were comprised of one multifamily property and one industrial property.

The following table provides further details of the properties acquired during the years ended December 31, 2025 and 2024 ($ in thousands):

	Location	Property Type	Acquisition Date	Total Purchase Price (1)
2025 Acquisitions:
2865 Charter Street	Columbus, Ohio	Industrial	March 2025	$75,230
Parc Westborough	Westborough, Massachusetts	Multifamily	May 2025	96,687
3707 W NC 10 Hwy	Newton, North Carolina	Industrial	August 2025	55,261
8681 W Jefferson Street	Tolleson, Arizona	Industrial	September 2025	33,998
2400 S Council Road	Oklahoma City, Oklahoma	Industrial	December 2025	60,135
111 Eames Street	Wilmington, Massachusetts	Industrial	December 2025	17,114
100 John Road	Canton, Massachusetts	Industrial	December 2025	15,651
1450 S Loop Road	Alameda, California	Industrial	December 2025	21,542
The Brooke at Rocky Point	Tampa, Florida	Multifamily	December 2025	95,534
Total 2025 acquisitions				$471,152

2024 Acquisitions:
4553 Cayce Road	Byhalia, Mississippi	Industrial	May 2024	$57,839
The Beckett	Charleston, South Carolina	Multifamily	May 2024	49,402
Total 2024 acquisitions				$107,241

(1)
Purchase price is inclusive of closing costs.

The following table summarizes the purchase price allocation for the properties acquired during the years ended December 31, 2025 and 2024 ($ in thousands):

	December 31, 2025	December 31, 2024
Building and building improvements	$370,943	$86,888
Land and land improvements	68,968	6,404
In-place lease intangibles	36,546	9,950
Furniture, fixtures and equipment	4,177	1,094
Tenant improvements	4,224	1,892
Above-market lease intangibles	1,077	1,013
Below-market lease intangibles	(14,783)	-
Total purchase price	$471,152	$107,241

Intangible assets are recorded in other assets and intangible liabilities are recorded in other liabilities on the accompanying consolidated balance sheet. The intangibles of the properties are amortized over the remaining lease terms that they were derived from. As a result, the Company's intangibles have a weighted average amortization period of approximately 11 years. During the years ended December 31, 2025 and December 31, 2024, the Company did not recognize any impairment on its real estate investments.

Note 4 - Investments in Real Estate Debt

The following table details the Company's investments in real estate debt as of December 31, 2025 ($ in thousands):

	December 31, 2025
Type of Investment in Real Estate Debt	Number of Positions	Weighted Average Coupon (1)	Weighted Average Maturity Date (2)	Face Amount	Cost Basis	Fair Value
Commercial mortgage loan	23	7.2%	July 2029 (4)	$973,173	$972,976	$972,826
Mezzanine loan	2	10.6%	April 2028	112,500	112,500	112,500
Real estate-related securities (3)	32	5.3%	September 2039	121,512	121,379	121,521
Total investments in real estate debt:	57	7.3%	June 2030	$1,207,185	$1,206,855	$1,206,847

The following table details the Company's investments in real estate debt as of December 31, 2024 ($ in thousands):

	December 31, 2024
Type of Investment in Real Estate Debt	Number of Positions	Weighted Average Coupon (1)	Weighted Average Maturity Date (2)	Face Amount	Cost Basis	Fair Value
Commercial mortgage loan	21	7.9%	May 2028	$701,742	$701,720	$701,566
Mezzanine loan	2	10.6%	April 2028	112,500	112,500	112,500
Real estate-related securities (3)	29	6.0%	April 2038	73,035	72,794	73,120
Total investments in real estate debt:	52	8.1%	March 2029	$887,277	$887,014	$887,186

(1)
Based on applicable benchmark rates as of December 31, 2025.
(2)
Weighted average maturity date is based on fully extended maturity.
(3)
The Company's real estate-related securities consist of floating-rate CMBS.
(4)
One of the Company's commercial mortgage loans, with a cost basis and fair value of $22.9 million, is past its contractual maturity. Through the date of this annual report, the Company received all the monthly interest income payments on the loan which are consistent with the interest rate provided for in the original loan agreement. During the year ended December 31, 2025, the borrower filed for Chapter 11 bankruptcy. The Company evaluated the loan for collectability as of the reporting date and determined that the loan is fully recoverable.

The table below details the type of properties securing the commercial mortgage and mezzanine loans in the Company's portfolio at the dates indicated ($ in thousands):

	December 31, 2025		December 31, 2024
Property Type	Fair Value	% of Portfolio	Fair Value	% of Portfolio
Multifamily	$329,206	30.3%	$353,208	43.2%
Data Center	322,066	29.7%	143,836	17.7%
Self-Storage	95,181	8.7%	40,700	5.0%
Mixed Use	93,370	8.6%	-	0.0%
Hotel	90,116	8.3%	119,360	14.7%
Production Studio	80,912	7.5%	36,260	4.5%
Industrial	50,000	4.6%	99,761	12.3%
Life Sciences	24,475	2.3%	20,941	2.6%
Total	$1,085,326	100.0%	$814,066	100.0%

The table below details the geographic distribution of the properties securing the commercial mortgage and mezzanine loans in the Company's portfolio at the dates indicated ($ in thousands):

	December 31, 2025		December 31, 2024
Geographic Location	Fair Value	% of Portfolio	Fair Value	% of Portfolio
West	$325,656	30.0%	$204,847	25.2%
Northeast	280,622	25.8%	300,299	36.9%
Southwest	220,030	20.3%	76,523	9.4%
Mid-Atlantic	140,153	12.9%	126,149	15.5%
Midwest	82,485	7.6%	74,116	9.1%
Southeast	36,380	3.4%	32,132	3.9%
Total	$1,085,326	100.0%	$814,066	100.0%

The total income from investments in real estate debt disclosed on the Company's consolidated statement of operations relates to interest income, upfront and other fees recognized, and realized and unrealized gain/(loss) on these investments in real estate debt. For the years ended December 31, 2025 and December 31, 2024, the Company recorded $0.2 million and $0.1 million of realized gains, respectively, on its investments in real estate debt. For the years ended December 31, 2025 and December 31, 2024, the Company recorded $0.2 million of unrealized losses and $35.1 thousand of unrealized gains, respectively, on its investments in real estate debt.

Note 5 - Other Assets

The following table details the components of the Company's other assets at the dates indicated ($ in thousands):

	December 31, 2025	December 31, 2024
Real estate intangibles, net	$63,564	$32,841
Loan proceeds held by servicer (1)	50,081	—
Straight-line rent receivable	6,836	3,597
Interest receivable	5,838	5,017
Investment acquisition deposit	500	—
Deferred financing costs, net	47	—
Other	1,631	891
Total	$128,497	$42,346

(1)
Includes loan principal, interest, and other fees held by the Company's third-party servicers as of the balance sheet date and remitted during the subsequent remittance cycle.

Note 6 - Intangibles

The gross carrying amount and accumulated amortization of the Company's intangible assets consisted of the following as of the dates indicated ($ in thousands):

	December 31, 2025	December 31, 2024
Intangible assets:
In-place lease intangibles	$72,857	$36,313
Above-market lease intangibles	2,415	1,338
Total intangible assets	75,272	37,651
Accumulated amortization:
In-place lease amortization	(11,369)	(4,672)
Above-market lease amortization	(339)	(138)
Total real estate intangible assets, net	$63,564	$32,841
Intangible liabilities
Below-market lease intangibles	$(25,638)	$(10,855)
Total intangible liabilities	(25,638)	(10,855)
Accumulated amortization:
Below-market lease amortization	2,217	1,014
Total real estate intangible liabilities, net	$(23,421)	$(9,841)

The estimated future amortization on the Company's intangibles for each of the next five years and thereafter as of December 31, 2025, is as follows ($ in thousands):

	In-Place Lease Intangibles	Above-Market Intangibles	Below-Market Intangibles
2026	8,005	318	(2,047)
2027	6,880	318	(2,047)
2028	6,862	318	(2,038)
2029	6,830	318	(2,021)
2030	6,612	318	(1,951)
Thereafter	26,299	486	(13,317)
	$61,488	$2,076	$(23,421)

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

The following table summarizes the fixed and variable components of the Company's operating leases ($ in thousands):

	Year Ended December 31,
	2025	2024	2023
Fixed lease payments	$31,516	$17,050	$5,879
Variable lease payments	4,485	3,940	824
Lease Revenue	$36,001	$20,990	$6,703
Above- and below-market lease amortization, net	1,002	667	209
Rental Revenue	$37,003	$21,657	$6,912

The following table presents the undiscounted future minimum rents the Company expects to receive for its industrial, retail and multifamily properties as of December 31, 2025 ($ in thousands):

Year	Future Minimum Rents
2026	41,679
2027	33,131
2028	33,843
2029	34,448
2030	33,358
Thereafter	176,834
Total	$353,293

Note 8 - Mortgage Notes

The Company's mortgage notes at December 31, 2025 and December 31, 2024 are detailed in the following table ($ in thousands):

	December 31, 2025			December 31, 2024
	Principal Balance Outstanding	Weighted Average Interest Rate	Weighted Average Maturity Date	Principal Balance Outstanding	Weighted Average Interest Rate	Weighted Average Maturity Date
Fixed rate mortgages	$156,300	5.31%	April 2030	$36,000	6.05%	November 2028
Less: Unamortized deferred financing costs	(2,138)			(325)
	$154,162			$35,675

During the year ended December 31, 2025, the Company obtained a $58.3 million fixed-rate mortgage to finance the acquisition of Parc Westborough and a $62.0 million fixed-rate mortgage to finance the acquisition of The Brooke at Rocky Point. During the year ended December 31, 2024, the Company did not obtain or repay any mortgage loans.

The following table details the future principal payments due under the Company's mortgage loans as of December 31, 2025 ($ in thousands):

Year	Amount
2026	$-
2027	-
2028	36,000
2029	-
2030	58,300
Thereafter	62,000
Total	$156,300

The Company is subject to various financial and operational covenants under certain of its mortgage loans. As of December 31, 2025 and December 31, 2024, the Company was in compliance with all of its mortgage loan covenants.

Note 9 - Secured Debt Arrangements

The Company's borrowings under secured debt arrangements at December 31, 2025 and December 31, 2024 are detailed in the following table ($ in thousands):

	December 31, 2025				December 31, 2024
	Maximum Amount of Borrowings	Borrowings Outstanding	Weighted Average Borrowing Costs	Maturity Date (1)	Maximum Amount of Borrowings	Borrowings Outstanding	Weighted Average Borrowing Costs	Maturity Date (1)
JPM Repurchase Facility	$400,000	$240,069	SOFR + 2.02%	October 2028	$250,000	$139,985	SOFR + 2.42%	October 2028
Barclays Repurchase Facility	500,000	69,535	SOFR + 1.75%	July 2030	-	-	N/A	N/A
BofA Repurchase Facility	N/A	40,017	SOFR + 0.55%	March 2026	-	-	N/A	N/A
Total secured debt arrangements		$349,621	SOFR + 1.80%			$139,985
Less: Unamortized deferred financing costs		(1,511)				(1,065)
Total secured debt arrangements, net		$348,110				$138,920

(1) Maturity date assumes extensions at the Company's option are exercised with consent of the financing provider.

At December 31, 2025, the Company's borrowings had the following maturities ($ in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
JPM Repurchase Facility	$-	$14,481	$225,588	$-	$240,069
Barclays Repurchase Facility	-	-	69,535	-	69,535
BofA Repurchase Facility	40,017	-	-	-	40,017
Total	$40,017	$14,481	$295,123	$-	$349,621

The table above assumes extensions at the Company's option are exercised with consent of financing providers, where applicable.

Repurchase Agreements

Certain indirect subsidiaries (the "JPM Sellers") of the Company are party to a Master Repurchase Agreement with JPMorgan Chase Bank, National Association (the "JPM Repurchase Facility"), which provides the Company the ability to make borrowings for the purchase, sale and repurchase of senior mortgage loans and participation interests in performing senior mortgage loans that are secured directly or indirectly by multifamily, mixed use, retail, industrial, office and hospitality and other types of properties. The JPM Repurchase Facility has a three-year term plus two one-year extension options. The Operating Partnership has agreed to provide a limited guarantee of the obligations of the JPM Sellers under the JPM Repurchase Facility. During the year ended December 31, 2025, the Company increased the maximum aggregate purchase price of the JPM Repurchase Facility from $250.0 million to $400.0 million.

Additionally, during the year ended December 31, 2025, certain indirect subsidiaries (the "Barclays Sellers") of the Company entered into a Master Repurchase Agreement with Barclays (the "Barclays Repurchase Facility"), which provides the Company the ability for the purchase, sale and repurchase of senior mortgage loans and participation interests in performing senior mortgage loans that are secured directly or indirectly by multifamily, office, retail, hospitality, industrial, self-storage, student housing, senior housing, manufactured housing properties and other types of properties. The Barclays Repurchase Facility has a three-year term plus two one-year extension options. The Operating Partnership has agreed to provide a limited guarantee of the obligations of the Barclays Sellers under the Barclays Repurchase Facility.

Lastly, during the year ended December 31, 2025, an indirect subsidiary (the "BofA Seller") of the Company entered into a Master Repurchase Agreement with BofA (the "BofA Repurchase Facility"), which provides the Company the ability to make revolving borrowings secured by certain investments in real estate-related securities. The Operating Partnership has agreed to provide a payment guarantee of the obligations of the BofA Seller under the BofA Repurchase Facility.

Debt Covenants

The guarantees related to the Company's repurchase facilities contain the following financial covenants: (i) while tangible net worth is equal to or less than $450.0 million, the Operating Partnership's NAV is not permitted to decline by 20% from the preceding quarter or 40% from the corresponding calendar month of the preceding calendar year; (ii) NAV cannot decline by 50% or more from the Operating Partnership's NAV as of October 26, 2023; (iii) the Company's ratio of total indebtedness to tangible net worth cannot be greater than 3.00:1; and (iv) the Company's liquidity cannot be less than an amount equal to the greater of 5% of total recourse indebtedness or $30.0 million.

The Company was in compliance with the covenants under its repurchase facilities as of December 31, 2025 and December 31, 2024. The impact of macroeconomic conditions on the commercial real estate markets and global capital markets, including increased interest rates, changes to fiscal and monetary policy, slower economic growth or recession, labor shortages, and recent distress in the banking sector, may make it more difficult to meet or satisfy these covenants in the future.

Note 10 - Other Liabilities

The following table details the components of the Company's other liabilities at the date indicated ($ in thousands):

	December 31, 2025	December 31, 2024
Secured debt repayments pending servicer remittance(1)	$31,466	$—
Below market lease intangibles, net	23,421	9,841
Accrued repurchases of common stock	6,963	2,198
Distribution payable	6,899	4,859
Accounts payable and accrued expenses	6,634	3,035
Real estate taxes payable	1,912	1,385
Total	$77,295	$21,318

(1)
Represents pending transfers from our third party loan servicers that were remitted to our secured repurchase facility counterparties during the subsequent remittance cycle.

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

The Special Limited Partner holds a performance participation interest in the Operating Partnership that entitles it to receive an allocation from the Operating Partnership on Class S shares, Class D shares, and Class I shares equal to 12.5% of the annual Total Return, subject to a 5% annual Hurdle Amount and a High Water Mark, with a Catch-Up (each term as defined in the limited partnership agreement of the Operating Partnership, by and among the Company, as general partner, the Special Limited Partner and the limited partners party thereto from time to time (as amended, restated or otherwise modified from time to time, the "Limited Partnership Agreement")). On Class F-I shares, the Special Limited Partner is entitled to receive an allocation equal to 9.0% of the annual Total Return, subject to a 5% annual Hurdle Amount and a High Water Mark, with a Catch-Up (each term as defined in the Limited Partnership Agreement). Such allocation accrues monthly and is paid annually. There will not be a performance participation interest with respect to Class A-I shares, Class A-III shares, and Class E shares. The performance participation interest will be paid, at the Adviser's election, in cash, Class E shares, Class E units or any combination thereof. During both the years ended December 31, 2025 and 2024, the Company accrued $0.4 million of performance participation allocation.

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

The Company has engaged Nations Land Services, L.P. ("Nations"), a title agent company in which Apollo has a majority ownership. Nations acts as a title agent in facilitating and issuing title insurance in connection with investments by the Company, affiliates, and related parties, and third parties. Apollo receives distributions from Nations in connection with investments by the Company based on its equity interest in Nations. In each case, there will be no related offset to the Company. During the years ended December 31, 2025 and 2024, the Company incurred $0.3 million and $0.1 million, respectively, of expenses for services provided by Nations.

In February 2025, the Company engaged Lyra Client Solutions Holdings, LLC ("Lyra"), an end-to-end client service platform affiliated with Apollo. Lyra provides administration, data management, trade operations, investor onboarding and servicing, technology and other similar services for institutional, global wealth, global family office and retail investors. During the year ended December 31, 2025, the Company incurred $0.4 million of expenses for services provided by Lyra.

In December 2025, the Company engaged Bridge Property Management, L.C. ("BPM"), a full-service property management company affiliated with Apollo, to manage, operate, maintain and service certain of the Company's properties. During the year ended December 31, 2025, the Company did not incur any expenses for services provided by BPM, given the timing of the engagement's commencement.

The Dealer Manager serves as the dealer manager for the Offerings. The Dealer Manager is a registered broker-dealer affiliated with the Adviser. The Company entered into an agreement (the "Dealer Manager Agreement") with the Dealer Manager in connection with the Offerings. Subject to the terms of the Dealer Manager Agreement, the Company's obligations to pay stockholder servicing fees with respect to the Class S shares and Class D shares sold in the Offerings shall survive until such shares are no longer outstanding (including because such shares have converted into Class I shares or Class F-I shares).

The Dealer Manager is entitled to receive selling commissions of up to 3.0%, and dealer manager fees of up to 0.5%, of the transaction price of each Class S share sold in the primary portion of the Follow-On Offering; however, such amounts may vary at certain participating broker-dealers, provided that the sum will not exceed 3.5% of the transaction price. Participating broker-dealers are third-party broker-dealers engaged by the Dealer Manager to participate in the distribution of shares of the Company's common stock. The Dealer Manager is also entitled to receive selling commissions of up to 1.5% of the transaction price of each Class D share sold in the primary portion of the Follow-On Offering. The Dealer Manager also receives a stockholder servicing fee of 0.85% and 0.25% per annum of the aggregate NAV of the Company's outstanding Class S and Class D, respectively. The Dealer Manager has entered into agreements with selected dealers that agree to distribute the Company's shares in the Offerings, which will provide, among other things, for the reallowance of the full amount of the selling commissions and stockholder servicing fees to such selected dealers. The Company will cease paying the stockholder servicing fee with respect to any Class S share or Class D share held in a stockholder's account at the end of the month in which the total selling commissions, dealer manager fees and stockholder servicing fees paid with respect to such shares would exceed, in the aggregate, 8.75% of the gross proceeds from the sale of such share. The Company will accrue the cost of the stockholder servicing fee as an offering cost at the time each Class S share and Class D share sold during the primary offering. There will not be a stockholder servicing fee, upfront selling commission or dealer manager fee with respect to Class I shares, Class F-I shares, Class A-I shares and Class A-III shares.

From time to time, the Company makes co-investments in commercial mortgage and mezzanine loans alongside Apollo affiliates. As of December 31, 2025, all of the Company's investments in commercial mortgage and mezzanine loans were pari-passu co-investments with Apollo affiliates.

The Company may also offer Class E shares, which will only be available to certain of Apollo's affiliates and employees, in one or more private placements. These shares are not being offered to the public pursuant to the Offerings and will not incur any upfront selling costs, ongoing servicing costs, management fee or performance participation allocation.

Apollo ARIS Holdings LLC, an indirect wholly-owned subsidiary of Apollo, has elected to reinvest the dividends declared on its Class F-I shares, which has corresponded to the issuance of 602 and 539 additional Class F-I shares during the year ended December 31, 2025 and year ended December 31, 2024, respectively

An affiliate of Apollo has elected to reinvest its dividends on its Class A-I units, which resulted in the issuance of 291,863 and 264,063 additional Class A-I units during the year ended December 31, 2025 and year ended December 31, 2024, respectively.

Due to Affiliates

The following table details the Company's expenses that are due to its Adviser ($ in thousands):

	December 31, 2025	December 31, 2024
Organization and offering	$6,347	$7,944
General and administrative	5,834	7,301
Management fee payable	1,167	828
Accrued performance participation allocation	389	443
Accrued stockholder servicing fee	22	15
Total	$13,759	$16,531

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

Management Fee Payable

The Adviser is entitled to a management fee equal to 1.25% of NAV per annum, payable monthly on Class S shares, Class D shares, and Class I shares. The Adviser will be paid a management fee equal to 1.0% of NAV per annum, payable monthly on Class F-I shares and Class A-I shares. The Adviser will be paid a management fee equal to 1.0% of NAV for Class A-III shares per annum payable monthly; provided that, for the period from April 1, 2023 through January 2, 2027, this management fee will be reduced to 0.85% of NAV for Class A-III shares per annum payable monthly. The management fee will be paid, at the Adviser's election, in cash, Class E shares, Class E units or any combination thereof. During the years ended December 31, 2025 and 2024, the Company incurred $12.2 million and $7.8 million of management fees.

During the year ended December 31, 2025, the Company issued 497,311 Class E shares and 55,395 Class E units to the Adviser as payment for its management fee. The shares and Operating Partnership units issued to the Adviser for payment of the management fee were issued at the applicable NAV per share/unit at the end of each month for which the fee was earned, in reliance upon the exemption from registration set forth in Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act"). The Adviser did not submit any repurchase requests for any shares or Operating Partnership units previously issued as payment for the management fee during the year ended December 31, 2025.

The Adviser has elected to reinvest the dividends declared on the shares and Operating Partnership units issued for its management fee. In connection with such dividend reinvestment, the Company issued 40,407 Class E shares and 8,278 Class E units to the Adviser in lieu of cash for the dividends paid during the year ended December 31, 2025.

Accrued Performance Participation Allocation

The Special Limited Partner holds a performance participation interest in the Operating Partnership equal to (1) 12.5% of the Total Return with respect to Class S units, Class D units and Class I units and (2) 9.0% of the Total Return with respect to Class F-I units, in each case subject a 5% Hurdle Amount and a High Water Mark with respect to such class of Operating Partnership units, with a Catch-Up.

The performance participation interest is accrued monthly and paid annually. During the year ended December 31, 2025, the Company issued 20,744 Class E units to the Special Limited Partner in satisfaction of the performance participation allocation earned during the year ended December 31, 2024. The Operating Partnership units issued to the Special Limited Partner for payment of the performance participation allocation were issued at the applicable NAV per share/unit as of December 31, 2024, in reliance upon the exemption from registration set forth in Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act"). The Special Limited Partner did not submit any repurchase requests for any Operating Partnership units previously issued as payment of the performance participation allocation during the year ended December 31, 2025.

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

The following table summarizes the grants, vesting and forfeitures of restricted common stock during the years ended December 31, 2025 and 2024:

	Restricted Stock	Grant Date Fair Value ($ in thousands)
Outstanding as of December 31, 2023	4,948
Granted	4,763	100
Vested	(4,948)	—
Forfeiture	—	—
Outstanding as of December 31, 2024	4,763
Granted	4,681	100
Vested	(4,763)	—
Forfeiture	—	—
Outstanding as of December 31, 2025	4,681

Restricted Stock Grants

During the years ended December 31, 2025 and 2024, the Company issued 4,681 and 4,763 Class E shares, respectively to the independent directors of the Company's board of directors to cover the restricted stock portion of the annual base director's fee for the independent directors' services to the Company. The fair value of these shares was determined using the most recently available NAV and they are subject to a one year vesting period.

During both the years ended December 31, 2025 and 2024, the Company recorded $0.1 million of restricted stock amortization as general and administrative expenses in the consolidated statement of operations. There are three months of remaining amortization related to the grants of restricted stock, which represents unrecognized compensation cost of $25 thousand as of December 31, 2025.

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

As of December 31, 2025 and December 31, 2024, the Company had the following classes of common stock authorized, issued and outstanding:

	December 31, 2025		December 31, 2024
Classification	Shares Authorized	Shares Issued and Outstanding	Shares Authorized	Shares Issued and Outstanding
Preferred Stock, $0.01 par value per share	100,000,000	—	100,000,000	—
Class S Shares, $0.01 par value per share	100,000,000	12,148	100,000,000	5,750
Class D Shares, $0.01 par value per share	100,000,000	4,948	100,000,000	4,715
Class I Shares, $0.01 par value per share	150,000,000	1,417,857	100,000,000	1,017,717
Class F-S Shares, $0.01 par value per share	—	—	100,000,000	—
Class F-D Shares, $0.01 par value per share	—	—	100,000,000	—
Class F-I Shares, $0.01 par value per share	100,000,000	1,501,847	100,000,000	1,565,701
Class A-I Shares, $0.01 par value per share	200,000,000	21,177,373	100,000,000	16,582,608
Class A-II Shares, $0.01 par value per share	—	—	100,000,000	—
Class A-III Shares, $0.01 par value per share	250,000,000	40,787,455	100,000,000	25,546,118
Class E Shares, $0.01 par value per share	100,000,000	1,024,460	100,000,000	489,542
Total	1,100,000,000	65,926,088	1,100,000,000	45,212,151

Common Stock

The following table details the movement in the Company's outstanding shares of common stock:

	Class S	Class D	Class I	Class F-I	Class A-I	Class A-II	Class A-III	Class E
Beginning balance, December 31, 2022	—	—	—	1,823,750	—	—	—	—
Common stock issued	—	—	—	13,147,002	6,882,221	—	—	104,358
Repurchase of common stock	—	—	—	—	(7,389)	—	—	—
Dividend reinvestment	—	—	—	34,969	15,496	—	—	1,349
Share class transfer	—	—	—	(10,185,344)	10,126,324	—	—	—
Ending balance, December 31, 2023	—	—	—	4,820,377	17,016,652	—	—	105,707
Common stock issued	5,750	4,677	1,010,160	2,056,136	6,681,140	12,102,688	1,197,513	369,786
Repurchase of common stock	—	—	—	(100,885)	(35,411)	(151,835)	(108,053)	—
Dividend reinvestment	—	38	7,557	15,681	241,859	17,287	2,656	14,049
Share class transfer	—	—	—	(5,225,608)	(7,321,632)	(11,968,140)	24,454,002	—
Ending balance, December 31, 2024	5,750	4,715	1,017,717	1,565,701	16,582,608	—	25,546,118	489,542
Common stock issued	6,339	—	424,069	—	4,695,067	—	16,098,976	505,865
Repurchase of common stock	—	—	(39,930)	(77,733)	(508,146)	—	(945,112)	(11,990)
Dividend reinvestment	59	233	16,001	13,879	407,844	—	87,473	41,043
Share class transfer	—	—	—	—	—	—	—	—
Ending balance, December 31, 2025	12,148	4,948	1,417,857	1,501,847	21,177,373	—	40,787,455	1,024,460

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

The following table details the aggregate distributions declared for each applicable class of common stock:

	Year Ended December 31, 2025
	Class S	Class D	Class I	Class F-I	Class A-I	Class A-III	Class E
Aggregate gross distribution declared per share of common stock	$1.3464	$1.3464	$1.3464	$1.3464	$1.3464	$1.3464	$1.3464
Management fee per share of common stock	(0.2664)	(0.2664)	(0.2664)	(0.2112)	(0.2148)	(0.1824)	—
Stockholder servicing fee per share of common stock	(0.1783)	(0.0532)	—	—	—	—	—
Net distribution declared per share of common stock	$0.9017	$1.0268	$1.0800	$1.1352	$1.1316	$1.1640	$1.3464

	Year Ended December 31, 2024
	Class S	Class D	Class I	Class F-I	Class A-I	Class A-III	Class E
Aggregate gross distribution declared per share of common stock	$0.8858	$0.3361	$1.1967	$1.2939	$1.2939	$0.2241	$1.2939
Management fee per share of common stock	(0.1759)	(0.0661)	(0.2412)	(0.2095)	(0.2113)	(0.0303)	—
Stockholder servicing fee per share of common stock	(0.1193)	(0.0134)	—	—	—	—	—
Net distribution declared per share of common stock	$0.5906	$0.2566	$0.9555	$1.0844	$1.0826	$0.1938	$1.2939

	Year Ended December 31, 2023
	Class S	Class D	Class I	Class F-I	Class A-I	Class A-III	Class E
Aggregate gross distribution declared per share of common stock	$—	$—	$—	$0.7810	$0.7810	$—	$0.7810
Management fee per share of common stock	—	—	—	(0.1510)	(0.1510)	—	—
Net distribution declared per share of common stock	$—	$—	$—	$0.6300	$0.6300	$—	$0.7810

Repurchases

During the year ended December 31, 2025, the Company repurchased 39,930 Class I shares, 77,733 Class F-I shares, 508,146 Class A-I shares, 945,112 Class A-III shares and 11,990 Class E shares, for a total of $33.8 million.

During the year ended December 31, 2024, the Company repurchased 100,885 Class F-I shares, 35,411 Class A-I shares, 151,835 Class A-II shares and, 108,053 Class A-III shares, for a total of $8.3 million.

During the year ended December 31, 2023, the Company repurchased 7,389 of Class A-I shares for a total of $0.2 million.

The Company satisfied all repurchase requests during the years ended December 31, 2025, 2024, and 2023.

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

During the years ended December 31, 2025 and 2024, the Company issued 55,395 and 52,546 Class E units, respectively, to the Adviser for the management fee earned on the Operating Partnership units issued to an affiliate of Apollo.

During the years ended December 31, 2025 and 2024, the Company issued 20,744 and 26,977 Class E units, respectively, to the Special Limited Partner in satisfaction of the performance participation allocation.

The redeemable non-controlling interest is recorded at the greater of the carrying amount, adjusted for its share of income or loss and dividends, or the redemption value, which is equivalent to fair value, of such Class E units at the end of each measurement period. Accordingly, the Company recorded an allocation adjustment between Additional paid-in capital and redeemable non-controlling interest of $0.1 million and $35 thousand during the years ended December 31, 2025 and 2024, respectively, to reflect their redemption value.

The following table details the redeemable non-controlling interest activity related to the Adviser for the year ended December 31, 2025 ($ in thousands):

	Year Ended December 31, 2025	Year Ended December 31, 2024
Balance at the beginning of year	$2,817	$967
Settlement of management fees	1,189	1,107
Settlement of performance participation allocation	443	562
GAAP income allocation	240	157
Distributions	(253)	(136)
Reinvestment of distributions	243	125
Fair value allocation	66	35
Balance at end of year	$4,745	$2,817

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

Currently all Class A-I unitholders of the Operating Partnership have elected to reinvest their dividends. In connection with such dividend reinvestment, the Company issued 291,863 Class A-I units in lieu of cash for the dividends paid during the year ended December 31, 2025.

Non-Controlling Interests Attributable to Preferred Stockholders

A subsidiary of the Company elected to be taxed as a REIT for U.S. federal income tax purposes. This subsidiary has issued preferred non-voting shares to be held by investors to ensure compliance with the Code requirement that REITs have at least 100 shareholders. The preferred shares have a face amount of $1,000 and carry a 12.0% annual dividend payable semi-annually. As of December 31, 2025, this subsidiary had $125,000 of preferred non-voting shares outstanding.

Note 15 - Earnings per Share

Basic net income per share of common stock is determined by dividing net income attributable to ARIS stockholders by the weighted average number of common stock outstanding for the years ended December 31, 2025, 2024 and 2023, excluding unvested restricted Class E shares. The restricted Class E shares are considered to be participating securities because they contain non-forfeitable rights to distributions. The restricted Class E shares participate equally with all classes of common stock, therefore net income has not been presented separately.

The following table sets forth the computation of our basic and diluted earnings per share (amounts in thousands, except per share amounts):

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net income attributable to ARIS stockholders	$61,269	$43,567	$12,759
Less: earnings allocated to unvested participating securities	(7)	(7)	(4)
Net income available for ARIS stockholders - basic and diluted	$61,262	$43,560	$12,755

Denominator:
Weighted average shares of common stock outstanding - basic	56,957,094	33,757,803	11,847,675
Effect of dilutive unvested restricted Class E shares	3,538	3,624	3,063
Weighted average shares of common stock outstanding - diluted	56,960,632	33,761,427	11,850,738

Earnings per share available for ARIS shareholders:
Net income per share of common stock - basic	$1.08	$1.29	$1.08
Net income per share of common stock - diluted	$1.08	$1.29	$1.08

Note 16 - Commitments and Contingencies

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2025 and December 31, 2024, the Company was not subject to any material litigation nor is the Company aware of any material litigation threatened against it.

As of December 31, 2025, the Company had $362.7 million of unfunded commitments related to its investments in real estate debt. The timing and amounts of funding are uncertain as these commitments relate to loans for construction costs, capital expenditures, leasing costs, interest and carry costs, among others. As such, the timing and amounts of future funding depend on the progress and performance of the underlying assets of the Company's investments in real estate debt.

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

Segment information is utilized by the Company’s chief operating decision maker (the “CODM”) to assess performance and to allocate resources. The CODM is the Company's senior executive committee, comprised of its chief executive officer, chief operating officer and chief financial officer. Segment net operating income ("Segment NOI") is the key performance measure used by the CODM in evaluating the performance of each reportable segment. The CODM uses Segment NOI to make key operating decisions, such as identifying attractive investment opportunities and/or dispositions of existing investments, determining the sources and suitable level of leverage used to finance the Company's investments and deciding the appropriate amount and timing of the Company’s distributions.

Segment NOI for the Real Estate segment is calculated as revenue less rental operating expenses. Segment NOI for the Real Estate Debt segment is equal to income from investments in real estate debt. Segment NOI excludes corporate level transactions.

The following table sets forth the total assets by segment as of December 31, 2025 and December 31, 2024 ($ in thousands):

	December 31, 2025	December 31, 2024
Real Estate	$756,943	$282,996
Real Estate Debt	1,262,813	892,203
Other Corporate	61,395	82,405
Total Assets	$2,081,151	$1,257,604

The following table sets forth the financial results by segment for the year ended December 31, 2025 ($ in thousands):

	Real Estate	Real Estate Debt	Other Corporate	Total
Revenue
Rental revenue	$37,003	$—	$—	$37,003
Total revenues	37,003	—	—	37,003
Segment Expenses
Rental property operating	(8,527)	—	—	(8,527)
Total segment expenses	(8,527)	—	—	(8,527)
Income from investments in real estate debt	—	91,406	—	91,406
Segment net operating income	$28,476	$91,406	$—	$119,882
Other income and expenses
Other income	$—	$—	$3,900	$3,900
Interest expense, net	—	—	(20,083)	(20,083)
Depreciation and amortization	(16,594)	—	—	(16,594)
General and administrative	—	—	—	(7,054)
Management fee	—	—	—	(12,212)
Performance participation allocation	—	—	—	(389)
Total other income and expenses	(16,594)	—	(16,183)	(52,432)
Net income				$67,450
Net income attributable to non-controlling interests in the Operating Partnership				$6,166
Net income (loss) attributable to preferred stockholders				$15
Net income attributable to ARIS stockholders				$61,269

The following table sets forth the financial results by segment for the year ended December 31, 2024 ($ in thousands):

	Real Estate	Real Estate Debt	Other Corporate	Total
Revenue
Rental revenue	$21,657	$—	$—	$21,657
Total revenues	21,657	—	—	21,657
Segment Expenses
Rental property operating	(4,960)	—	—	(4,960)
Total segment expenses	(4,960)	—	—	(4,960)
Income from investments in real estate debt	—	62,094	—	62,094
Segment net operating income	$16,697	$62,094	$—	$78,791
Other income and expenses
Other income	$—	$—	$5,558	$5,558
Interest expense, net	—	—	(10,372)	(10,372)
Depreciation and amortization	(8,996)	—	—	(8,996)
General and administrative	—	—	(6,197)	(6,197)
Management fee	—	—	(7,832)	(7,832)
Performance participation allocation	—	—	(443)	(443)
Total other income and expenses	(8,996)	—	(19,286)	(28,282)
Net income				$50,509
Net income attributable to non-controlling interests in the Operating Partnership				$6,928
Net income (loss) attributable to preferred stockholders				$14
Net income attributable to ARIS stockholders				$43,567

The following table sets forth the financial results by segment for the year ended December 31, 2023 ($ in thousands):

	Real Estate	Real Estate Debt	Other Corporate	Total
Revenue				—
Rental revenue	$6,912	$—	$—	$6,912
Total revenues	6,912	—	—	6,912
Segment Expenses
Rental property operating	(834)	—	—	(834)
Total segment expenses	(834)	—	—	(834)
Income from investments in real estate debt	—	17,490	—	17,490
Segment net operating income	$6,078	$17,490	$—	$23,568
Other income and expenses
Other income	$—	$—	$6,241	$6,241
Interest expense, net	—	—	(554)	(554)
Depreciation and amortization	(2,544)	—	—	(2,544)
General and administrative	—	—	(5,380)	(5,380)
Management fee	—		(3,440)	(3,440)
Performance participation allocation	—		(562)	(562)
Total other income and expenses	(2,544)	—	(3,695)	(6,239)
Net income				$17,329
Net income attributable to non-controlling interests in the Operating Partnership				$4,570
Net income (loss) attributable to preferred stockholders				$—
Net income attributable to ARIS stockholders				$12,759

Note 18 - Subsequent Events

Subsequent to the year ended December 31, 2025, the following events took place:

Investment Activity: The Company acquired a 698,000 square foot industrial property located in McDonough, Georgia for approximately $79.7 million. Additionally, the Company funded approximately $60.3 million for previously closed mortgage loans and purchased $20.0 million of real estate-related securities.

Loan Repayments: The Company received approximately $110.0 million from loan repayments.

Financing Activity: The Company repaid approximately $1.7 million of outstanding borrowings, net of additional draws, related to its repurchase facilities.

Schedule III — Real Estate and Accumulated Depreciation as of December 31, 2025 ($ in thousands)

				Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amounts at which Carried at the Close of Period(1)
Description	Location	Number of Properties	Encumbrances	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Land and Land Improvements	Building and Building Improvements	Total	Accumulated Depreciation(2)	Year Acquired
Industrial Properties:
6900 Shook Road	Columbus, Ohio	1	$-	$1,491	$40,496	$-	$621	$1,491	$41,117	$42,608	$(2,772)	2023
1551 Shepherd Road	Liberty, Missouri	1	36,000	5,515	54,114	-	-	5,515	54,114	59,629	(3,612)	2023
4553 Cayce Road	Byhalia, Mississippi	1	-	2,635	44,937	-	-	2,635	44,937	47,572	(2,507)	2024
2865 Charter Street	Columbus, Ohio	1	-	3,659	58,588	-	-	3,659	58,588	62,247	(1,040)	2025
3707 W NC 10 Hwy	Newton, North Carolina	1	-	3,123	56,885	-	-	3,123	56,885	60,008	(627)	2025
8681 W Jefferson Street	Tolleson, Arizona	1	-	5,561	26,037	-	-	5,561	26,037	31,598	(206)	2025
2400 S Council Road	Oklahoma City, Oklahoma	1	-	5,274	50,161	-	-	5,274	50,161	55,435	(80)	2025
111 Eames Street	Wilmington, Massachusetts	1	-	7,887	7,814	-	-	7,887	7,814	15,701	(15)	2025
100 John Road	Canton, Massachusetts	1	-	6,445	7,827	-	-	6,445	7,827	14,272	(16)	2025
1450 S Loop Road	Alameda, California	1	-	16,779	3,171	-	-	16,779	3,171	19,950	(10)	2025
Total Industrial Properties		10	36,000	58,369	350,030	-	621	58,369	350,651	409,020	(10,885)
Residential Properties:
The Beckett	Charleston, South Carolina	1	-	3,769	43,844	219	4	3,988	43,848	47,836	(1,669)	2024
Parc Westborough	Westborough, Massachusetts	1	58,300	10,670	81,674	166	-	10,836	81,674	92,510	(1,173)	2025
The Brooke at Rocky Point	Tampa, Florida	1	62,000	9,571	83,009	-	-	9,571	83,009	92,580	(89)	2025
Total Residential Properties		3	120,300	24,010	208,527	385	4	24,395	208,531	232,926	(2,931)

Retail Properties:
16000 Pines	Pembroke Pines, Florida	1	-	15,701	38,182	-	-	15,701	38,182	53,883	(2,448)	2023
Total Retail Properties		1	-	15,701	38,182	-	-	15,701	38,182	53,883	(2,448)
Portfolio Total		14	$156,300	$98,080	$596,739	$385	$625	$98,465	$597,364	$695,829	$(16,264)
1.
As of December 31, 2025, the aggregate cost basis for tax purposes was $692.8 million.
2.
Refer to Note 2 of the Company's consolidated financial statements for details on depreciable lives.
3.
Building and Building Improvements includes tenant improvements of $6.7 million.

The total included on Schedule III does not include furniture, fixtures and equipment totaling $5.3 million. Accumulated Depreciation does not include $0.5 million of accumulated depreciation related to furniture, fixtures and equipment.

The following table summarizes activity for real estate and accumulated depreciation for the year ended December 31, 2025 and December 31, 2024 ($ in thousands):

Description	December 31, 2025		December 31, 2024
Real Estate:
Balance at the beginning of the year	$251,442		$156,120
Additions during the year:
Land and land improvements	69,134		6,537
Building and building improvements	375,253		88,785
Dispositions during the year:
Land and land improvements	-		-
Building and building improvements	-		-
Balance at the end of the year	$695,829		$251,442

Accumulated Depreciation:
Balance at the beginning of the year	$(6,801)		$(1,607)
Depreciation expense	(9,463)		(5,194)
Dispositions	-		-
Balance at the end of the year	$(16,264)	-	$(6,801)

Schedule IV — Mortgage Loans on Real Estate As of December 31, 2025 ($ in thousands)

Description	Number of Loans	Property Type/Location	Contractual Interest Rate (1)	Maturity Date(2)	Periodic Payment	Principal Balance	Fair Value(5)
Commercial mortgage loans individually >3%(3)
Loan A		Data Center/Southwest	6.2%	Jan-30	Interest Only	$101,374	$101,374
Loan B		Self-Storage/Various	6.5%	May-30	Interest Only	95,181	95,181
Loan C		Mixed Use/Northeast	7.2%	Aug-30	Interest Only	93,369	93,369
Loan D		Production Studio/West	7.7%	Sep-28	Interest Only	80,912	80,912
Loan E		Data Center/Mid-Atlantic	8.2%	Apr-29	Interest Only	69,786	69,786
Loan F		Multifamily/West	6.7%	Feb-29	Interest Only	60,000	60,000
Loan G		Multifamily/Northeast	7.9%	Jul-28	Interest Only	50,688	50,688
Loan H		Multifamily/Northeast	6.7%	Jan-29	Interest Only	50,000	49,873
Loan I		Hotel/West	7.4%	Feb-29	Interest Only	46,643	46,643
Loan J		Data Center/Mid-Atlantic	7.2%	Jul-29	Interest Only	42,041	42,041
Loan K		Data Center/West	7.3%	Feb-30	Interest Only	34,926	34,926
Loan L		Multifamily/Southwest	6.7%	Jul-29	Interest Only	34,417	34,417

Commercial mortgage loans individually <3%(3)
First Mortgage	4	Data Center/Various	5.95% - 8.1%	2030	Interest Only	$73,940	$73,940
First Mortgage	4	Multifamily/Various	7.45% - 8.1%	2025-2031	Interest Only	71,729	71,729
First Mortgage	2	Hotel/Various	7.45% - 8.45%	2028-2030	Interest Only	43,504	43,473
First Mortgage	1	Life Sciences/Northeast	7.0%	Aug-29	Interest Only	24,663	24,475
Total Commercial mortgage loans						973,173	972,826

Description	Number of Loans	Property Type/location	Contractual Interest Rate (1)	Maturity Date(2)	Periodic Payment	Principal Balance	Fair Value
Subordinate loans individually >3%(3)
Loan A	1	Multifamily/Various	11.0%	Jul-29	Interest Only	$62,500	$62,500
Loan B	1	Industrial/Various	10.0%	Sep-26	Interest Only	50,000	50,000
Total Subordinate loans						$112,500	$112,500
Total loans(4)						$1,085,673	$1,085,326

________

1.
Assumes applicable benchmark rates as of December 31, 2025 for all floating rate loans.
2.
Assumes all extension options are exercised.
3.
No prior tax liens or delinquent interest exists on any of the Company's commercial real estate loans.
4.
The aggregate cost for U.S. federal income tax purposes is $1.1 billion.
5.
There are no delinquent principal or interest on any loan as of December 31, 2025.

The following table summarizes the changes in the balance sheet reported amount of the Company's loan portfolio during 2025 and 2024 ($ in thousands):

Reconciliation of Balance Sheet Reported Amount of Loans	December 31, 2025	December 31, 2024
Balance at the beginning of the year	$814,066	$302,868
Loan fundings	534,082	511,374
Loan repayments	(263,556)	-
Unrealized gain/(loss) on fair value	3	(354)
Amortization of fees, payment-in-kind interest and other items	731	178
Balance at the end of the year	$1,085,326	$814,066

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, our management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Changes in Internal Control over Financial Reporting

Based on its assessment, our management believes that, as of December 31, 2025, our internal control over financial reporting are operating effectively based on those criteria. There have been no changes in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and officers are set forth below.

Name	Age	Position
Stuart Rothstein	60	Chair of the Board of Directors
Jess Lipsey	44	Chief Executive Officer, President and Director
Benjamin Israel	38	Chief Operating Officer
Anastasia Mironova	41	Chief Financial Officer, Treasurer and Secretary
Philip Mintz	58	Director
Lisa Coca	57	Independent Director
Gary Meltzer	62	Independent Director
Michael Swell	60	Independent Director
Roberta Sydney	66	Independent Director

Stuart Rothstein, 60, has been one of our directors since September 2021 and has served as Chair of our board of directors since June 2022. Mr. Rothstein has been a Partner and the Chief Operating Officer – Real Estate of Apollo since 2009 and the Chief Operating Officer – Asset Backed Finance of Apollo since April 2023. In those roles, Mr. Rothstein is responsible for managing the day-to-day operations of the businesses as well as strategic planning development and implementation of growth and product strategies and new business development. Since March 2012, Mr. Rothstein has been the president and chief executive officer and one of the directors of Apollo Commercial Real Estate Finance, Inc. (NYSE: ARI) ("ARI"). From September 2009 through April 2013, Mr. Rothstein served as the chief financial officer, treasurer and secretary of ARI and from January 2022 to April 2022, he also served as the interim chief financial officer, treasurer, and secretary of ARI. Since February 2024, Mr. Rothstein has been chair of the board of directors of Apollo Asset Backed Credit Company LLC. Since December 2024, Mr. Rothstein has served as President and chairman of the board of trustees of Apollo Diversified Real Estate Fund. Prior to joining Apollo in 2009, Mr. Rothstein was a Co-Managing Partner of Four Corners Properties, a privately held real estate investment company. Previously, he was employed by KKR Financial Advisors, LLC, RBC Capital Markets, Related Capital Company and Spieker Properties, Inc. Mr. Rothstein graduated from the Schreyer Honors College at the Pennsylvania State University with a BS in Accounting and received an MBA from the Stanford University Graduate School of Business. Mr. Rothstein was selected to serve on our board of directors because of the strategic leadership and business judgment he has demonstrated in his various leadership roles with Apollo and his extensive managerial and executive experience.

Jess Lipsey, 44, has served as our Chief Executive Officer and President and has been one of our directors since December 2024. Mr. Lipsey has served as the Chief Investment Officer of the Adviser since December 2024 and previously served as the Co-Chief Investment Officer of the Adviser from June 2022 to December 2024. Mr. Lipsey is a Partner at Apollo, where he is a member of the Real Estate group and holds responsibility for sourcing, executing and monitoring investments. Prior to joining Apollo in 2010, Mr. Lipsey worked at Lehman Brothers Real Estate Partners, where he was involved in the acquisition and asset management of equity and structured debt investments across the US. Previously, he was an analyst in the Real Estate Investment Banking Group at Wachovia Securities, where he participated in advisory and financing assignments on behalf of private and public companies. Mr. Lipsey has served on the Boards of Directors of Newport Parent Corporation, La Costa Capital Partners, LLC, and Inspire Realty Services, Inc., since July 2021, March 2024, and November 2024, respectively. Mr. Lipsey graduated magna cum laude from Washington and Lee University with a BS in Business Administration and Accounting. Mr. Lipsey was selected to serve on our board of directors because of his extensive leadership experience and real estate investment expertise.

Benjamin Israel, 38, has served as our Chief Operating Officer since November 2024. He has served as Deputy Chief Investment Officer of the Adviser since December 2024. He is a Managing Director in the real estate group at Apollo Global Management, Inc. (together with its subsidiaries, "Apollo"). Mr. Israel is responsible for sourcing and executing real estate related investment opportunities in the public and private credit markets and developing and implementing strategic growth initiatives within Apollo’s global real estate business. He currently serves on the board of directors of Petros PACE Finance, Inspire Realty Services, Inc., and New Destiny Housing, a non-profit focused on providing permanent housing and services to domestic violence victims and their families. Prior to joining Apollo in 2012, Mr. Israel was a member of the Real Estate Investment Banking group at Goldman Sachs. He graduated cum laude from the College of William & Mary with a Bachelor of Arts with double majors in Economics and Finance.

Anastasia Mironova, 41, has served as our Chief Financial Officer, Treasurer and Secretary since March 2025. Ms. Mironova previously served as our Interim Chief Financial Officer, Treasurer and Secretary from March 2024 to March 2025. Ms. Mironova also has served as the chief financial officer, treasurer and secretary of ARI since joining Apollo in April 2022. Prior to joining Apollo, she served from May 2021 to April 2022 as a partner focused on public REITs and debt funds at BDO USA, LLP (“BDO”). Prior to BDO, Ms. Mironova spent 15 years until April 2021 at Deloitte (including Deloitte & Touche LLP and Deloitte CIS), where her main area of focus was public mortgage REITs. Ms. Mironova graduated from the Finance Academy under the Government of the Russian Federation with a Masters in Finance and Credit. She is a Certified Public Accountant and is a member of both the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants.

Lisa Coca, 57, has been one of our directors since June 2022. Between February 2021 and December 2022, Ms. Coca served as an independent director and chair of the audit committee for Broadscale Acquisition Corp. (NASDAQ: SCLE). Ms. Coca has also been a Partner at Toyota Ventures since September 2021, where she leads the firm's Climate Fund, which focuses on investing in carbon neutrality solutions. Between December 2019 and April 2021, Ms. Coca served as a managing director and entrepreneur-in-residence for Intel Corporation's (NASDAQ:

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

Gary Meltzer, 62, has been one of our directors since June 2022. Since October 2020, Mr. Meltzer has served as Executive Advisor, Consultant and Investor at Harris Ariel Advisory LLC, where he provides business advisory services to early stage companies focusing on strategy, governance, operations, finance and risk. Between 1985 and September 2020, Mr. Meltzer served in a variety of roles at PricewaterhouseCoopers LLP ("PwC"), including most recently as the Managing Partner responsible for PwC's Bay Area and Northwest Market and as a member of PwC's Extended Leadership Team. Prior to his latest positions at PwC, Mr. Meltzer was a member of PwC's Financial Services Leadership Team from 2010 to 2016, leading the Asset and Wealth Management sector. Mr. Meltzer currently serves as a member of the boards of directors of American Century Mutual Funds (Equity) and SoFi Technologies, Inc. (NASDAQ: SOFI) since December 2022 and July 2024, respectively. Additionally, Mr. Meltzer also serves as a Senior Advisor to Pontoro Inc., an Advisory Board Member of the Binghamton University School of Management, and a Founding Member of the Children's Heart Fund at Mount Sinai Health System in New York. Mr. Meltzer previously served as a member of the board of directors and chair of the audit committee of ExcelFin Acquisition Corp. (NASDAQ:XFIN) from October 2021 to October 2024. He also previously served as a member of the Leadership Council for Tipping Point Community and as a member of the board of directors and the executive committee for the Bay Area Council. Mr. Meltzer received a BS in Accounting from Binghamton University and is a Certified Public Accountant in the state of New York. Mr. Meltzer was selected to serve on our board of directors because of his strong background in public accounting and auditing.

Philip Mintz, 58, has been one of our directors since June 2022. From June 2022 to June 2024, Mr. Mintz also served as our Co-Chief Executive Officer and Co-President. From 2015 to January 2026, Mr. Mintz was a Partner at Apollo, where he served as the vice chairman of the Global Real Estate business. Mr. Mintz joined Apollo following Apollo's acquisition of Venator Real Estate Capital Partners, the firm which Mr. Mintz founded in 2013 and the manager of the $1 billion Trophy Property Development Fund ("TPD"). Beginning in 2012 and until 2013, Mr. Mintz served as chief investment officer of Winnington Capital in Hong Kong, the prior manager of TPD. Previously, he was the chief investment officer of Asia Pacific Land, a Tokyo based real estate investment manager with offices in Tokyo, Hong Kong, Shanghai and Taipei. Mr. Mintz was previously a Partner at Warburg Pincus, where he initiated the Asian real estate investing efforts and deployed over $800 million in equity. He was also the chief executive officer of General Electric Real Estate Asia, where he led a team of 300 employees throughout the region and managed assets in excess of $4 billion. Mr. Mintz holds a BA in Political Science from Duke University, a JD from Fordham University, and an MBA from New York University. Mr. Mintz was selected to serve on our board of directors because of his extensive executive experience and real estate investment expertise.

Michael Swell, 60, has been one of our directors since June 2022. From 2007 to December 2021, Mr. Swell was a Partner and Managing Director of Goldman Sachs Asset Management, where he served as Head of Global Fixed Income Portfolio Management and Head of U.S. Fixed Income. Prior to joining Goldman Sachs Asset Management, Mr. Swell was Head of Fixed Income of Friedman, Billings, Ramsey Group from 2004 to 2007, where he founded the mortgage fixed income sales, trading and underwriting division. From 1993 to 2004, Mr. Swell served as Head of Securities Sales and Trading Group at Freddie Mac, where he oversaw the trading, sales and risk management aspects of its mortgage trading arm. Mr. Swell currently serves as a strategic advisor for Artist Verified, Inc. (since February 2023), a member of the advisory board of Vested, Inc., a venture capital investment firm (since July 2023), and as an independent director of the Trust Company of the West/Met West 1940 Act Mutual Fund Complex, a mutual fund company (since March 2024). Mr. Swell graduated cum laude from Brandeis University, with both a BA in Politics and Economics and an MA in International Economics and Finance. Mr. Swell was selected to serve on our board of directors because of his significant professional and management experience and strong background in finance.

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

Independent Director Compensation

Our independent directors receive an annual cash retainer of $100,000, plus an additional retainer of $10,000 to the chairpersons of our Audit, Compensation, and Nominating and Corporate Governance Committees. We intend to pay in quarterly installments 75% of the annual base compensation in cash and the remaining 25% in an annual grant of Class E common stock based on the most recently published NAV. The stock granted shall vest and become non-forfeitable on the one-year anniversary of the grant date, provided, in each case, that the independent director is providing services to us as a director on each such vesting date. In April 2025, our independent directors were each granted 1,171 of restricted Class E shares for the stock portion of their 2025 annual compensation.

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

The following table sets forth the compensation received by our independent directors in the fiscal year ended December 31, 2025:

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

The following table presents certain information about our equity compensation plans as of December 31, 2025:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by stockholders	—	$—	9,985,609
Equity compensation plans not approved by stockholders	—	—	—
Total	—	$—	9,985,609

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 10, 2026, information regarding the number and percentage of shares owned by each director, our chief executive officer, each executive officer, all directors and executive officers as a group, and any person known to us to be the beneficial owner of more than 5% of outstanding shares of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and includes securities that a person has the right to acquire within 60 days. The address for each of the persons named below is in care of our principal executive office at 9 West 57th Street, 42nd Floor, New York, NY 10019.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of All Shares
Directors and Executive Officers(1)
Stuart Rothstein	—	—
Jess Lipsey	—	—
Benjamin Israel	—	—
Anastasia Mironova	—	—
Philip Mintz	9,903	*
Lisa Coca	3,598	*
Gary Meltzer	3,598	*
Michael Swell	27,208	*
Roberta Sydney	13,120	*
All directors and executive officers as a group (nine persons)	57,427	*
Greater than 5% Beneficial Owners
CI PM ARIS BL LP(2)	4,695,155	6.17%
AAA Sub Fund 2-Y, L.P. (3)	5,726,527	7.53%

___________

* Represents less than 1%.

(1)
The business address of each director and executive officer is c/o Apollo Realty Income Solutions, Inc., 9 West 57th Street, 42nd Floor, New York, New York 10019.

(2)
Based on information provided in a Schedule 13D/A filed on September 4, 2025, CI PM ARIS BL LP reported shared voting power and shared dispositive power with respect to 4,695,155 Class A-I shares. The Schedule 13D/A reports beneficial ownership information, which does not include any shares acquired or sold since the date of such Schedule 13G/A. The business address for CI PM ARIS BL LP is 15 York Street, Toronto, Ontario M5J 0A3.
(3)
Represents 5,726,527 Class A-I units held of record by AAA Sub Fund 2-Y, L.P. ("AAA Sub-Fund"), which units may be redeemed for cash, or at the Company's option, for shares of common stock of the Company on a one-for-one basis. Apollo Aligned Alternatives Advisors, L.P. ("AAA Advisors") is the general partner of AAA Sub-Fund. AAA Advisors GP, LLC ("AAA Advisors GP") is the general partner of AAA Advisors. APH Holdings (DC), L.P. ("APH Holdings") is the managing member of AAA Advisors GP. Apollo Principal Holdings B GP, LLC ("Apollo Principal Holdings B") is the general partner of APH Holdings. Apollo Principal Holdings B is managed by a board of managers consisting of Marc Rowan, Scott Kleinman and James Zelter. Each of AAA Advisors, AAA Advisors GP, APH Holdings, Apollo Principal Holdings B and Messrs. Rowan, Kleinman and Zelter disclaim beneficial ownership of the shares of common stock listed above. The address of each of AAA Sub-Fund and Apollo Principal Holdings B is 9 West 57th Street, 42nd Floor, New York, New York, 10019. The address of each of AAA Advisors, AAA Advisors GP, and APH Holdings is c/o Walkers Corporate Limited, 190 Elgin Avenue, George Town, Grand Cayman KY1-9008, Cayman Islands.

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

Certain Transactions with Related Persons

The following describes all transactions during the year ended December 31, 2025, and currently proposed transactions involving us, our directors, the Adviser, Apollo and any affiliate thereof.

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

Management Fee

As compensation for its services provided pursuant to the Advisory Agreement, we pay the Adviser a management fee equal to 1.25% of NAV for Class S shares, Class D shares and Class I shares per annum payable monthly. We pay the Adviser a management fee equal to 1.00% of NAV for Class F-I shares and Class A-I shares per annum payable monthly. We pay the Adviser a management fee equal to 1.00% of NAV for Class A-III shares per annum payable monthly; provided that, for the period from January 1, 2023 through January 2, 2027, this management fee will be reduced to 0.85% of NAV for Class A-III shares per annum payable monthly. The lower management fees associated with the anchor shares will not be borne by the other share classes. Additionally, to the extent that our Operating Partnership issues Operating Partnership units to parties other than us, our Operating Partnership will pay the Adviser a management fee equal to (1) 1.25% of the NAV of the Operating Partnership attributable to Class S units, Class D units and Class I units not held by us; (2) 1.00% of NAV of the Operating Partnership attributable to Class F-I units and Class A-I units not held by us and (3) 1.00% of NAV of the Operating Partnership attributable to Class A-III units not held by us provided that, for the period from January 1, 2023 through January 2, 2027, this management fee will be reduced to 0.85% of NAV of the Operating Partnership attributable to Class A-III units not held by us, in each case per annum payable monthly. Notwithstanding the foregoing, we will not pay the Adviser a management fee on Class E shares or Class E units, and as a result, it is a class-specific expense. In calculating our management fee, we will use our NAV before giving effect to accruals for the management fee, performance participation allocation, stockholder servicing fees or distributions payable on our shares.

Performance Participation Allocation

So long as the Advisory Agreement has not been terminated (including by means of non-renewal), the Special Limited Partner will hold a performance participation interest in the Operating Partnership that entitles it to receive an allocation from our Operating Partnership equal to (1) 12.5% of the Total Return with respect to Class S units, Class D units and Class I units and (2) 9.0% of the Total Return with respect to Class F-I units, in each case subject to a 5% Hurdle Amount and a High Water Mark with respect to such class of units, with a Catch-Up (each term as defined under "Summary of our Operating Partnership Agreement—Special Limited Partner Interest"). Under the partnership agreement, the performance participation interest will not be paid on Class A-I units, Class A-III units or Class E units, and as a result, it is a class-specific expense. To the extent no performance participation allocations will be paid with respect to the Class A-I units, Class A-III units or Class E units, the performance participation allocations associated with the classes other than the Class A-I units, Class A-III units or Class E units will not be affected because the fees are class-specific expenses.

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

Organization and Offering Costs

The Adviser and its affiliates advanced organization and offering expenses on behalf of the Company (including legal, accounting, and other expenses attributable to the Company's organization, but excluding upfront selling commissions, dealer manager fees and stockholder servicing fees) through December 22, 2023, the first anniversary of the escrow break for the Initial Public Offering. The Company reimburses the Adviser for all such advanced costs ratably over the 60 month period beginning December 22, 2024.

General and Administrative Expenses

The Adviser and its affiliates advanced certain general and administrative expenses on behalf of the Company's through December 22, 2023, the first anniversary of the escrow break for the Initial Public Offering. The Company reimburses the Adviser for all such advanced costs ratably over the 60 month period beginning December 22, 2024.

Terms and Termination Rights under the Advisory Agreement

The term of the Advisory Agreement is one year, subject to renewals by our board of directors for an unlimited number of successive one-year periods. Our independent directors evaluate the performance of the Adviser before renewing the Advisory Agreement. The criteria used in such evaluation will be reflected in the minutes of the applicable meetings of the independent directors. The Advisory Agreement may be terminated:

•
immediately by us (1) for “Cause” or (2) upon the bankruptcy of the Adviser;
•
upon 60 days’ written notice by us without Cause or penalty upon the vote of a majority of our independent directors; or
•
upon 60 days’ written notice by the Adviser.

“Cause” is defined in the Advisory Agreement to mean fraud, criminal conduct, willful misconduct or willful or grossly negligent breach of fiduciary duty by the Adviser under the Advisory Agreement.

In the event the Advisory Agreement is terminated, the Adviser will be entitled to receive its prorated management fee through the date of termination. In addition, upon the termination or expiration of the Advisory Agreement, the Adviser will cooperate with us and take all reasonable steps requested to assist our board of directors in making an orderly transition of the advisory function. Before selecting a successor advisor, our board of directors must determine that the successor advisor possess sufficient qualifications to perform the advisory function and to justify the compensation it would receive from us.

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

For the four consecutive quarters ended December 31, 2025, our Total Operating Expenses did not exceed the 2%/25% Limitation.

Fees and Reimbursements Paid to the Adviser and Affiliates of the Adviser

During the year ended December 31, 2025, we issued 497,311 Class E shares and 55,395 Class E units to the Adviser as payment for its management fee earned from December 2024 through November 2025 totaling $11.9 million.

During the year ended December 31, 2025, we reimbursed the Adviser $14.2 million for expenses paid on our behalf.

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

Dealer Manager Agreement

We have entered into a Dealer Manager Agreement with the Dealer Manager, pursuant to which the Dealer Manager has agreed to, among other things, manage our relationships with third-party broker-dealers engaged by the Dealer Manager to participate in the distribution of shares of our common stock, which we refer to as "participating broker-dealers," and financial advisors. The Dealer Manager also coordinates our marketing and distribution efforts with participating broker-dealers and their registered representatives with respect to communications related to the terms of the Follow-On Offering, our investment strategies, material aspects of our operations and subscription procedures. We will not pay referral or similar fees to any accountants, attorneys or other persons in connection with the distribution of our shares. The Dealer Manager is a registered broker-dealer affiliated with the Adviser.

Upfront Selling Commissions and Dealer Manager Fees

The Dealer Manager is entitled to receive upfront selling commissions of up to 3.0%, and dealer manager fees of 0.5%, of the NAV per share of each Class S share sold in the primary portion of the Follow-On Offering; however, such amounts may vary at certain participating broker-dealers, provided that the sum will not exceed 3.5% of the transaction price. The Dealer Manager is entitled to receive upfront selling commissions of up to 1.5% of the NAV per share of each Class D share sold in the primary portion of the Follow-On Offering. The Dealer Manager anticipates that all or a portion of the upfront selling commissions and dealer manager fees will be retained by, or reallowed (paid) to, participating broker-dealers.

Stockholder Servicing Fee

Subject to FINRA limitations on underwriting compensation and certain other limitations described below, we pay the Dealer Manager selling commissions over time as a stockholder servicing fee (i) with respect to our outstanding Class S shares equal to 0.85% per annum of the aggregate NAV of our outstanding Class S shares, respectively, and (ii) with respect to our outstanding Class D shares equal to 0.25% per annum of the aggregate NAV of our outstanding Class D shares or Class F-D shares, respectively. We do not pay a stockholder servicing fee with respect to our outstanding Class I shares, Class F-I shares, Class A-I shares, Class A-III shares, or Class E shares. The stockholder servicing fees are selling commissions paid over time. The stockholder servicing expenses borne by the participating brokers may be different from and substantially less than the amount of stockholder servicing fees charged.

The stockholder servicing fees will be paid monthly in arrears. The Dealer Manager reallows (pays) the stockholder servicing fees to participating broker-dealers and servicing broker-dealers for ongoing stockholder services performed by such broker-dealers, and will waive stockholder servicing fees to the extent a broker-dealer is not eligible to receive it for failure to provide such services. Because the stockholder servicing fees with respect to Class S shares or Class D shares are calculated based on the aggregate NAV for all of the outstanding shares of each such class, it reduces the NAV with respect to all shares of each such class, including shares issued under our distribution reinvestment plan.

We will cease paying the stockholder servicing fee with respect to any Class S share or Class D shares held in a stockholder's account at the end of the month in which the Dealer Manager in conjunction with the transfer agent determines that total upfront selling commissions, dealer manager fees and stockholder servicing fees paid with respect to such shares would exceed, in the aggregate, 8.75% (or such other percentage not exceeding 10% as determined by the board of directors and disclosed by us in a press release or in a document publicly filed with the SEC pursuant to the Exchange Act) of the gross proceeds from the sale of such shares (including the gross proceeds of any shares issued under our distribution reinvestment plan upon the reinvestment of distributions paid with respect thereto or with respect to any shares issued under our distribution reinvestment plan directly or indirectly attributable to such shares). At the end of such month, such Class S share or Class D share (and any shares issued under our distribution reinvestment plan upon the reinvestment of distributions paid with respect thereto or with respect to any shares issued under our distribution reinvestment plan directly or indirectly attributable to such share), including any fractional share, will convert into a number of Class I shares (or fraction thereof) with an equivalent aggregate NAV as such share. We cannot predict the length of time over which the stockholder servicing fee will be paid due to potential changes in the NAV of our shares.

Fees Paid to the Dealer Manager

For the fiscal year ended December 31, 2025, we paid the Dealer Manager $6 thousand for upfront selling commissions, dealer manager fees, and stockholder servicing fees.

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

We have engaged Nations Land Services, L.P. ("Nations"), a title agent company in which Apollo has a majority ownership. Nations acts as a title agent in facilitating and issuing title insurance in connection with our investments, affiliates, and related parties, and third parties. Apollo receives distributions from Nations in connection with our investments based on its equity interest in Nations. In each case, there will be no related offset to us. During the year ended December 31, 2025, we incurred $0.3 million of expenses for services provided by Nations.

We have engaged Lyra Client Solutions Holdings, LLC ("Lyra"), an end-to-end client service platform affiliated with Apollo. Lyra provides administration, data management, trade operations, investor onboarding and servicing, technology and other similar services for institutional, global wealth, global family office and retail investors. During the year ended December 31, 2025, we incurred $0.4 million of expenses for services provided by Lyra.

We have engaged Bridge Property Management, L.C. ("BPM"), a full-service property management company affiliated with Apollo, to manage, operate, maintain and service certain of our properties. During the year ended December 31, 2025, we did not incur any expenses for services provided by BPM.

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

Apollo Carry Award Plan

From time to time, Apollo has compensated and may continue to compensate certain of its employees, who also may serve as our directors and officers, using carry award plans established by Apollo. Some of those plans may include metrics that are tied to our performance. We understand from Apollo that certain of our directors and officers will participate in at least one such plan whose metrics are tied to our performance.

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
•
The appropriate Chairperson will determine whether a particular matter is a related party transaction under the Related Party Transaction Policies and Procedures, and therefore, should be considered by our board of directors or the Appointed Committee.
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
•
No director will participate in any discussion or approval of a related party transaction for which such director is a related party, except that the director will provide all material information concerning the interested transaction to our board of directors or the Appointed Committee.
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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditors

During the years ended December 31, 2025 and December 31, 2024, Deloitte & Touche LLP ("Deloitte") served as our independent auditor.

Audit and Non-Audit Fees

The aggregate fees that we were billed for the fiscal years ended December 31, 2025 and December 31, 2024 by Deloitte, were as follows:

	Fiscal Year Ended December 31, 2025	Fiscal Year Ended December 31, 2024
Audit fees (1)	$535,000	$490,000
Audit-related fees	—	—
Tax Fees	—	—
All other fees	—	—
Total	$535,000	$490,000

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

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K.

1.
Financial Statements: The consolidated financial statements of the Company are included under Item 8 of this report.
2.
Financial Statement Schedules: The following financial statement schedules are included in Item 8 of this report:
a.
Schedule III - Real Estate and Accumulated Depreciation
b.
Schedule IV - Mortgage Loans on Real Estate
3.
Exhibits:

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

4.1	Second Amended and Restated Share Repurchase Plan (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on July 2, 2025)
4.2	Second Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on July 2, 2025)
4.3*	Form of Subscription Agreements
4.4*	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934

10.1	Fourth Amended and Restated Advisory Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 2, 2025)
10.2

Third Amended and Restated Limited Partnership Agreement of ARIS Operating Partnership L.P. (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on July 2, 2025)

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

10.6	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K filed on March 10, 2023)
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Registrant's Annual Report on Form 10-K filed on March 21, 2025)
21.1*	Subsidiaries of the Registrant
24.1*	Power of Attorney
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover page formatted as Inline XBRL and contained in Exhibit 101

*	Filed herewith

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

Apollo Realty Income Solutions, Inc.

March 10, 2026	By:	/s/ Anastasia Mironova
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

Apollo Realty Income Solutions, Inc.

March 10, 2026	By:	/s/ Jess Lipsey
Jess Lipsey
President, Chief Executive Officer and Director
(Principal Executive Officer)

March 10, 2026	By:	/s/ Anastasia Mironova
Anastasia Mironova Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

March 10, 2026	By:	/s/ Stuart Rothstein
Stuart Rothstein
Director

March 10, 2026	By:	/s/ Lisa Coca
Lisa Coca
Director

March 10, 2026	By:	/s/ Philip Mintz
Philip Mintz
Director

March 10, 2026	By:	/s/ Gary Meltzer
Gary Meltzer
Director

March 10, 2026	By:	/s/ Michael Swell
Michael Swell
Director

March 10, 2026	By:	/s/ Roberta Sydney
Roberta Sydney
Director