Form 10-Q
period 2026-03-31
Apollo Realty Income Solutions, Inc.
filed 2026-05-08
CIK 1882850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 8, 2026, the Registrant had 72,717,061 outstanding shares of common stock, consisting of 46,158,925 Class A-III shares, 22,433,807 Class A-I shares, 1,324,853 Class F-I shares, 1,523,210 Class I shares, 5,028 Class D shares, 13,387 Class S shares and 1,257,851 Class E shares.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Apollo Realty Income Solutions, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands - except share data)

	March 31, 2026	December 31, 2025
Assets
Investments in real estate, net	$758,336	$684,412
Investments in real estate debt, at fair value	1,189,658	1,206,847
Cash and cash equivalents	84,463	58,492
Restricted cash	3,076	2,903
Other assets	82,665	128,497
Total assets(1)	$2,118,198	$2,081,151
Liabilities and Equity
Secured debt arrangements, net	$329,860	$348,110
Mortgage notes, net	154,285	154,162
Other liabilities	56,524	77,295
Due to affiliates	12,758	13,759
Total liabilities(1)	553,427	593,326
Commitments and contingencies (See Note 16)	—	—
Redeemable non-controlling interest	5,334	4,745
Equity
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized at March 31, 2026 and December 31, 2025, and none issued and outstanding	—	—
Common stock, $0.01 par value per share (See Note 14 - Equity)	697	659
Additional paid-in capital	1,444,914	1,363,537
Retained earnings (accumulated deficit)	(1,583)	4,696
Total stockholders' equity	1,444,028	1,368,892
Non-controlling interest attributable to the Operating Partnership	115,159	114,063
Non-controlling interest attributable to preferred stockholders	250	125
Total equity	1,559,437	1,483,080
Total liabilities and equity	$2,118,198	$2,081,151

(1)
Represents the consolidated assets and liabilities of ARIS Operating Partnership L.P., a Delaware limited partnership (the "Operating Partnership"). The Operating Partnership is a consolidated variable interest entity ("VIE"), of which Apollo Realty Income Solutions, Inc. (the "Company") is the sole general partner and owns approximately 92% and 92% as of March 31, 2026 and December 31, 2025, respectively. See "Note 2 - Summary of Significant Accounting Policies" for additional information.

See accompanying notes to unaudited condensed consolidated financial statements.

Apollo Realty Income Solutions, Inc.

Condensed Consolidated Statement of Operations (Unaudited)

(in thousands - except share and per share data)

	Three Months Ended March 31,
	2026	2025
Revenues
Rental revenue	$16,450	$6,261
Total revenues	16,450	6,261
Expenses
Rental property operating	$4,282	$1,405
General and administrative	1,753	1,720
Management fee	3,625	2,663
Performance participation allocation	93	87
Depreciation and amortization	7,467	2,504
Total expenses	$17,220	$8,379
Other income
Income from investments in real estate debt	22,122	19,848
Other income	584	1,342
Interest expense	(7,270)	(3,541)
Total other income	15,436	17,649
Net income	$14,666	$15,531
Net income attributable to non-controlling interests in the Operating Partnership	$1,161	$1,582
Net income attributable to preferred stockholders	—	—
Net income attributable to the Company's stockholders	$13,505	$13,949

Net income per share of common stock, basic	$0.20	$0.28
Net income per share of common stock, diluted	$0.20	$0.28

Weighted-average shares of common stock outstanding, basic	68,756,650	48,940,646
Weighted-average shares of common stock outstanding, diluted	68,760,753	48,944,824

See accompanying notes to unaudited condensed consolidated financial statements.

Apollo Realty Income Solutions, Inc.

Condensed Consolidated Statement of Changes in Equity (Unaudited)

(in thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity	Non-Controlling Interest	Total Equity	Redeemable non-controlling interest

Balance at December 31, 2025	65,926	$659	$1,363,537	$4,696	$1,368,892	$114,188	$1,483,080	$4,745
Common stock issued	4,425	44	95,047	—	95,091	—	95,091	504
Preferred equity issued					—	125	125	—
Amortization of restricted stock grants	—	—	25	—	25	—	25	—
Offering costs	—	—	(228)	—	(228)	—	(228)	—
Distribution reinvestments	182	2	3,911	—	3,913	1,614	5,527	78
Net income	—	—	—	13,505	13,505	1,101	14,606	60
Repurchase of common stock	(807)	(8)	(17,350)	—	(17,358)	—	(17,358)	—
Distributions to non-controlling interests in the Operating Partnership	—	—	—	—	—	(1,619)	(1,619)	(81)
Distributions declared on common stock	—	—	—	(19,784)	(19,784)	—	(19,784)	—
Allocation to redeemable non-controlling interest	—	—	(28)	—	(28)	—	(28)	28
Balance at March 31, 2026	69,726	$697	$1,444,914	$(1,583)	$1,444,028	$115,409	$1,559,437	$5,334

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity	Non-Controlling Interest	Total Equity	Redeemable non-controlling interest
Balance at December 31, 2024	45,212	$453	$924,645	$8,955	$934,053	$108,290	$1,042,343	$2,817
Common stock issued	6,029	60	127,859	—	127,919	—	127,919	733
Amortization of restricted stock grants	—	—	25	—	25	—	25	—
Offering costs	—	—	(549)	—	(549)	—	(549)	—
Distribution reinvestments	113	1	2,402	—	2,403	1,530	3,933	51
Net income	—	—	—	13,949	13,949	1,528	15,477	54
Repurchase of common stock	(310)	(3)	(6,591)	—	(6,594)	—	(6,594)	—
Distributions to non-controlling interests in the Operating Partnership	—	—	—	—	—	(1,537)	(1,537)	(55)
Distributions declared on common stock	—	—	—	(14,095)	(14,095)	—	(14,095)	—
Allocation to redeemable non-controlling interest	—	—	(8)	—	(8)	—	(8)	8
Balance at March 31, 2025	51,044	$511	$1,047,783	$8,809	$1,057,103	$109,811	$1,166,914	$3,608

See accompanying notes to unaudited condensed consolidated financial statements.

Apollo Realty Income Solutions, Inc.

Condensed Consolidated Statement of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Cash flows from operating activities
Net income	$14,666	$15,531
Adjustments to reconcile net income to net cash provided by operating activities:
Management fee	3,625	2,663
Performance participation allocation	93	87
Depreciation and amortization	7,467	2,504
Straight line rent amortization	(1,232)	(516)
Above- and below- market lease amortization, net	(506)	(153)
Amortization of discount/premium and payment-in-kind interest	(413)	(28)
Amortization of deferred financing costs	532	261
Amortization of restricted stock awards	25	25
Unrealized gain on fair value of investments in real estate debt	(8)	(138)
Realized gain on repayments of real-estate related securities	(25)	(44)
Changes in assets and liabilities:
Other assets	558	(609)
Due to affiliates	(766)	(766)
Other liabilities	1,548	724
Cash settlement of performance participation allocation	(194)	—
Net cash provided by operating activities	25,370	19,541
Cash flows from investing activities:
Acquisitions of real estate	(79,777)	(75,212)
Capital improvements to real estate	(57)	(30)
Payment of investment acquisition deposit	—	(2,000)
Returned investment acquisition deposit	500	—
Origination and acquisition of commercial mortgage and mezzanine loans	—	(29,187)
Purchase of real estate-related securities	(25,000)	(14,962)
Add-on fundings of commercial mortgage loans	(69,881)	(76,181)
Repayments of commercial mortgage and mezzanine loans	159,761	3,095
Repayments from real estate-related securities	2,516	6,591
Net cash used in investing activities	(11,938)	(187,886)
Cash flows from financing activities:
Borrowings from secured debt arrangements	78,958	31,002
Repayments of secured debt arrangements	(128,898)	(2,579)
Payment of deferred financing costs	(66)	(35)
Proceeds from issuance of common stock	91,836	125,640
Proceeds from issuance of preferred equity by subsidiary REITs	125	—
Distributions paid	(15,500)	(11,129)
Repurchase of common stock	(13,613)	(8,076)
Offering costs paid	(130)	(615)
Net cash provided by financing activities	12,712	134,208
Net change in cash, cash equivalents and restricted cash	26,144	(34,137)
Cash, cash equivalents and restricted cash, beginning of period	61,395	82,405
Cash, cash equivalents and restricted cash, end of period	$87,539	$48,268

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$84,463	$47,334
Restricted cash	3,076	934
Total cash, cash equivalents and restricted cash	$87,539	$48,268
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,370	$3,049
Non-cash investing and financing activities:
Change in loan proceeds held by servicer for repayment of commercial mortgage loan	$(49,761)	$—
Change in loan proceeds held by servicer for repayment of secured debt arrangements	$(31,350)	$—
Accrued offering costs	$322	$168
Accrued stockholder servicing fees due to affiliate	$25	$16
Distribution reinvestments	$5,605	$3,984
Distributions accrued and not paid	$7,278	$5,433
Accrued repurchases of common stock	$10,708	$716
Issuance of Class E shares for payment of management fee	$3,255	$2,279
Redeemable non-controlling interest issuance as Class E units of the Operating Partnership for payment of management fee	$309	$290
Redeemable non-controlling interest issuance as Class E units of the Operating Partnership for payment of performance participation allocation	$194	$443
Allocation to redeemable non-controlling interests	$28	$8

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

The Company had registered with the Securities and Exchange Commission (the "SEC") an offering of up to $5.0 billion in shares of common stock, consisting of up to $4.0 billion in shares in its primary offering and up to $1.0 billion in shares pursuant to its distribution reinvestment plan (the "Initial Public Offering") and accepted gross offering proceeds of approximately $1.2 billion during the period from June 29, 2022 to June 26, 2025. The Company has subsequently registered with the SEC a follow-on public offering, consisting of up to $4.0 billion in shares in its primary offering and up to $1.0 billion in shares pursuant to its distribution reinvestment plan (the "Follow-On Offering" and together with the Initial Public Offering, the "Offerings"). In the Follow-On Offering, the Company intends to sell any combination of six classes of shares of its common stock, Class S shares, Class D shares, Class I shares, Class F-I shares, Class A-I shares, and Class A-III shares with a dollar value up to the maximum offering amount of the Follow-On Offering. The share classes have different upfront selling commissions, ongoing stockholder servicing fees, management fees, and performance participation allocations. The purchase price per share for each class of common stock will vary and will generally equal the Company's prior month's net asset value ("NAV") per share, as calculated monthly, plus applicable upfront selling commissions and dealer manager fees. The Company also may issue Class E shares to certain of Apollo's affiliates and employees and the Company's directors in one or more private placements; however, Class E shares are not being offered to the public pursuant to the Follow-On Offering.

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

As of March 31, 2026, the Company owned 15 properties, had 23 investments in commercial real estate debt, and held 36 positions in real estate-related securities. The Company currently operates in two reportable segments: Real Estate and Real Estate Debt. See "Note 17 - Segment Reporting" for additional information.

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

These unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position, results of operations and cash flows have been included. The Company's results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full year or any other future period.

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

Cash and Cash Equivalents

Cash and cash equivalents represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. As of March 31, 2026 and December 31, 2025, the Company held $84.5 million and $58.5 million of cash and cash equivalents, respectively.

Restricted Cash

Restricted cash represents cash held in a deposit account controlled by a third party, tenant security deposits and reserves held in escrow related to real estate taxes and repairs and maintenance in connection with mortgages on certain of the Company's properties. As of March 31, 2026 and December 31, 2025, the Company held $3.1 million and $2.9 million in restricted cash, respectively.

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

As of March 31, 2026, the Company's investments in real estate debt consisted of commercial mortgage and mezzanine loans secured by real estate assets and real estate-related securities. The Company has elected the fair value option ("FVO") for investments in commercial mortgage and mezzanine loans secured by real estate assets as the Company believes fair value provides a more accurate depiction of the value of these assets. Real-estate related securities meet the criteria to be classified as trading securities under ASC 320, "Investments". The Company generally determines the fair value of its investments in real estate debt by utilizing third-party pricing service providers whenever available.

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

The following table details the Company's assets measured at fair value on a recurring basis ($ in thousands):

	March 31, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in real estate debt	$—	$143,821	$1,045,837	$1,189,658	$—	$121,521	$1,085,326	$1,206,847
Total	$—	$143,821	$1,045,837	$1,189,658	$—	$121,521	$1,085,326	$1,206,847

The following table details the Company's assets measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

Investments in Real Estate Debt
Balance as of December 31, 2025	1,085,326
Originations, acquisitions, and add on fundings	69,881
Repayments	(110,000)
Amortization of discount/premium and payment-in-kind interest	413
Included in net income:
Unrealized gain from investments in real estate debt	217
Balance as of March 31, 2026	1,045,837

The following table contains the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy ($ in thousands):

	March 31, 2026
	Fair Value	Valuation Technique	Unobservable Inputs	Rate Range	Weighted Average	Impact to Valuation from an Increase in Input
Assets:
Investments in real estate debt	$1,045,837	Discounted cash flow	Discount rate	5.96% - 11.00%	7.4%	Decrease

	December 31, 2025
	Fair Value	Valuation Technique	Unobservable Inputs	Rate Range	Weighted Average	Impact to Valuation from an Increase in Input
Assets:
Investments in real estate debt	$1,085,326	Discounted cash flow	Discount rate	5.98% - 11.00%	7.6%	Decrease

Valuation of liabilities not measured at fair value

As of March 31, 2026 and December 31, 2025, the fair value of the Company's secured debt arrangements and mortgage notes was $487.3 million and $505.9 million, respectively, which approximated carrying value. The fair value of the Company's indebtedness is estimated by modeling the cash flows required by the Company's debt arrangements and mortgages and discounting them back to the present value using an appropriate discount rate. Additionally, the Company considers current market rate and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company's indebtedness are considered Level 3.

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

The Company's investments in real estate are stated at cost and are generally depreciated on a straight-line basis over the estimated useful lives of the assets as follows:

Description	Depreciable Life
Buildings	30 - 40 years
Building and land improvements	6 - 15 years
Furniture, fixtures & equipment	10 years
Tenant improvements	Tenant improvements are amortized on a straight-line basis over the lives of the related leases
Lease intangibles and leasehold improvements	Lease term

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

Real estate assets will be evaluated for impairment on a quarterly basis. The Company will consider the following factors when performing its impairment analysis: (1) management, having the authority to approve the action, commits to a plan to sell the asset; (2) significant negative industry and economic outlook or trends; (3) expected material costs necessary to extend the life or operate the real estate asset; and (4) its ability to hold and dispose of the real estate asset in the ordinary course of business. A real estate asset is considered impaired when the sum of estimated future undiscounted cash flows to be generated by the real estate asset over the estimated remaining holding period is less than the carrying value of such real estate asset. An impairment charge is recorded equal to the excess of the carrying value of the real estate asset over the fair value. When determining the fair value of a real estate asset, the Company makes certain assumptions including, but not limited to, consideration of projected operating cash flows, comparable selling prices and projected cash flows from the eventual disposition of the real estate asset based upon its estimate of a capitalization rate and discount rate. As of March 31, 2026, the Company had not recorded any impairments on its investments in real estate.

Investments in Real Estate Debt

The Company's investments in real estate debt consist of commercial mortgage and mezzanine loans secured by real estate and real estate-related securities. The Company has elected the FVO for its commercial mortgage and mezzanine loans secured by real estate. During the three months ended March 31, 2026, real-estate related securities met the criteria to be classified as trading securities under ASC 320, "Investments". Trading securities are recognized on a trade date basis and are carried at fair value. The unrealized gain or loss associated with holding real estate debt investments at fair value are recorded as a component of income from investments in real estate debt on the Company's condensed consolidated statement of operations. For the three months ended March 31, 2026 and 2025, the Company recorded de minimis and $0.1 million unrealized gains on its investments in real estate debt, respectively.

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

The Company evaluates the collectability of receivables related to rental revenue on an individual lease basis. Management exercises judgment in assessing collectability and considers the length of time a receivable has been outstanding, tenant creditworthiness, payment history, available information about the financial condition of the tenant, and current economic trends, among other factors. Tenant receivables that are deemed uncollectible are recognized as a reduction to rental revenue. However, any future cash receipt on leases that are deemed uncollectible will be recorded as income on a cash basis. As of March 31, 2026, no rental revenue from the Company's leases was deemed uncollectible.

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

Commercial mortgage and mezzanine loans that are significantly past due may be placed on non-accrual status if the Company determines it is probable that it will not collect all payments which are contractually due. When a loan is placed on non-accrual status, interest is only recorded as interest income when it is received. A loan may be placed back on accrual status if the Company determines it is probable that it will collect all payments which are contractually due. As of March 31, 2026, none of the Company's loans were on non-accrual status.

Income Taxes

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Code commencing with its taxable year ended December 31, 2023. As long as the Company qualifies for taxation as a REIT, it generally will not be subject to federal corporate income tax to the extent it distributes its taxable income to stockholders. REITs are also subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain federal, state and local taxes on its income and property, including taxes on any undistributed income. For the three months ended March 31, 2026, no material deferred tax assets or liabilities have been recognized, and detailed tabular disclosure are not presented due to the insignificance of reported tax expense.

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

The following table details the selling commissions, dealer manager fees, and stockholder servicing fees for each applicable share class as of March 31, 2026:

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

The Dealer Manager has entered into agreements with selected dealers that agree to distribute the Company's shares in the Follow-On Offering, which will provide, among other things, for the reallowance of the full amount of the selling commissions and stockholder servicing fees to such selected dealers. The Company will cease paying the stockholder servicing fee with respect to any Class S share or Class D share held in a stockholder's account at the end of the month in which the total selling commissions, dealer manager fees and stockholder servicing fees paid with respect to such shares would exceed, in the aggregate, 8.75% of the gross proceeds from the sale of such share. There is not a stockholder servicing fee, upfront selling commission or dealer manager fee with respect to Class I shares, Class F-I shares, Class A-I shares, and Class A-III shares. The Company accrues the cost of the stockholder servicing fee as an offering cost at the time each Class S share and Class D share is sold during the primary offering. As of March 31, 2026, the Company had accrued $23 thousand of stockholder servicing fees related to Class S and Class D shares sold. Such fees are recorded as a component of due to affiliates on the Company's condensed consolidated balance sheet.

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

Note 3 - Investments in Real Estate

As of March 31, 2026 and December 31, 2025, the Company's investments in real estate, net, consisted of the following ($ in thousands):

	March 31, 2026	December 31, 2025
Building and building improvements	$658,730	$590,628
Land and land improvements	108,270	98,465
Furniture, fixtures and equipment	5,348	5,348
Tenant improvements	7,713	6,736
Total	780,061	701,177
Accumulated depreciation	(21,725)	(16,765)
Investment in real estate, net	$758,336	$684,412

Acquisitions

During the three months ended March 31, 2026, the Company acquired one industrial property for $79.7 million and funded $0.1 million of post-closing acquisition costs related to acquisitions made during the year ended December 31, 2025.

During the year ended December 31, 2025, the Company acquired $471.2 million of investments in real estate, which were comprised of seven industrial properties and two multifamily properties.

The following table provides further details of the properties acquired during the three months ended March 31, 2026 and the year ended December 31, 2025 ($ in thousands):

	Location	Property Type	Acquisition Date	Total Purchase Price (1)
2026 Acquisitions:
225 Midland Court	McDonough, Georgia	Industrial	February 2026	$79,743
Total 2026 acquisitions				$79,743

2025 Acquisitions:
2865 Charter Street	Columbus, Ohio	Industrial	March 2025	$75,230
Parc Westborough	Westborough, Massachusetts	Multifamily	May 2025	96,687
3707 W NC 10 Hwy	Newton, North Carolina	Industrial	August 2025	55,261
8681 W Jefferson Street	Tolleson, Arizona	Industrial	September 2025	33,998
2400 S Council Road	Oklahoma City, Oklahoma	Industrial	December 2025	60,135
111 Eames Street	Wilmington, Massachusetts	Industrial	December 2025	17,114
100 John Road	Canton, Massachusetts	Industrial	December 2025	15,651
1450 S Loop Road	Alameda, California	Industrial	December 2025	21,542
The Brooke at Rocky Point	Tampa, Florida	Multifamily	December 2025	95,534
Total 2025 acquisitions				$471,152

(1) Purchase price is inclusive of closing costs.

The following table summarizes the purchase price allocation for the properties acquired during the three months ended March 31, 2026, and for the properties acquired during the year ended December 31, 2025 ($ in thousands):

	March 31, 2026	December 31, 2025
Building and building improvements	$68,066	$370,943
Land and land improvements	9,751	68,968
In-place lease intangibles	5,879	36,546
Furniture, fixtures and equipment	-	4,177
Tenant improvements	976	4,224
Above-market lease intangibles	465	1,077
Below-market lease intangibles	(5,394)	(14,783)
Total purchase price	$79,743	$471,152

Intangible assets are recorded in other assets on the accompanying condensed consolidated balance sheet. The intangibles of the properties are amortized over the remaining lease terms that they were derived from. As a result, the Company's intangibles have a weighted average amortization period of approximately 12 years. As of March 31, 2026 and December 31, 2025, the Company did not recognize any impairment on its real estate investments.

Note 4 - Investments in Real Estate Debt

The following table details the Company's investments in real estate debt as of March 31, 2026 ($ in thousands):

	March 31, 2026
Type of Investment in Real Estate Debt	Number of Positions	Weighted Average Coupon (1)	Weighted Average Maturity Date (2)	Face Amount	Cost Basis	Fair Value
Commercial mortgage loan	22	7.2%	August 2029 (4)	$983,451	$983,270	$983,337
Mezzanine loan	1	11.0%	July 2029	62,500	62,500	62,500
Real estate-related securities (3)	36	5.2%	June 2040	143,999	143,888	143,821
Total investments in real estate debt:	59	7.2%	August 2030	$1,189,950	$1,189,658	$1,189,658

The following table details the Company's investments in real estate debt as of December 31, 2025 ($ in thousands):

	December 31, 2025
Type of Investment in Real Estate Debt	Number of Positions	Weighted Average Coupon (1)	Weighted Average Maturity Date (2)	Face Amount	Cost Basis	Fair Value
Commercial mortgage loan	23	7.2%	July 2029 (4)	$973,173	$972,976	$972,826
Mezzanine loan	2	10.6%	April 2028	112,500	112,500	112,500
Real estate-related securities (3)	32	5.3%	September 2039	121,512	121,379	121,521
Total investments in real estate debt:	57	7.3%	June 2030	$1,207,185	$1,206,855	$1,206,847

(1)
Based on applicable benchmark rates as of March 31, 2026 and December 31, 2025, respectively.
(2)
Weighted average maturity date is based on fully extended maturity.
(3)
The Company's real estate-related securities consist of floating-rate commercial mortgage backed securities ("CMBS").
(4)
One of the Company's commercial mortgage loans, with a cost basis and fair value of $22.9 million, is past its contractual maturity. Through the date of this quarterly report, the Company received all the monthly interest income payments on the loan which are consistent with the interest rate provided for in the original loan agreement. During the year ended December 31, 2025, the borrower filed for Chapter 11 bankruptcy, The Company evaluated the loan for collectability as of the date of this quarterly report and determined that the loan is fully recoverable.

The table below details the type of properties securing the loans in the Company's portfolio at the dates indicated ($ in thousands):

	March 31, 2026		December 31, 2025
Property Type	Fair Value	% of Portfolio	Fair Value	% of Portfolio
Data Center	$372,238	35.4%	$322,066	29.7%
Multifamily	280,405	26.8%	329,206	30.3%
Self-Storage	95,834	9.2%	95,181	8.7%
Mixed Use	93,766	9.0%	93,370	8.6%
Hotel	92,618	8.9%	90,116	8.3%
Production Studio	86,313	8.3%	80,912	7.5%
Life Sciences	24,663	2.4%	24,475	2.3%
Industrial	-	0.0%	50,000	4.6%
Total	$1,045,837	100.0%	$1,085,326	100.0%

The table below details the geographic distribution of the properties securing the loans in the Company's portfolio at the dates indicated ($ in thousands):

	March 31, 2026		December 31, 2025
Geographic Location	Fair Value	% of Portfolio	Fair Value	% of Portfolio
Northeast	$282,471	27.0%	$280,622	25.8%
West	274,736	26.2%	325,656	30.0%
Southwest	220,158	21.1%	220,030	20.3%
Mid-Atlantic	165,555	15.8%	140,153	12.9%
Midwest	67,473	6.5%	82,485	7.6%
Southeast	35,444	3.4%	36,380	3.4%
Total	$1,045,837	100.0%	$1,085,326	100.0%

The total income from investments in real estate debt disclosed on the Company's condensed consolidated statement of operations relates to interest income, upfront fees, amortization of premiums/discounts, and realized and unrealized gain/(loss) on these investments in real estate debt. For the three months ended March 31, 2026 and 2025, the Company recorded de minimis and $0.1 million of unrealized gains on its investments in real estate debt, respectively. For the three months ended March 31, 2026 and 2025, realized gains on investments in real estate debt were de minimis.

Note 5 - Other Assets

The following table details the components of the Company's other assets at the dates indicated ($ in thousands):

	March 31, 2026	December 31, 2025
Real estate intangibles, net	$67,324	$63,564
Straight-line rent receivable	8,068	6,836
Interest receivable	5,673	5,838
Deferred financing costs, net	42	47
Other	1,558	1,631
Loan proceeds held by servicer (1)	—	50,081
Investment acquisition deposit	—	500
Total	$82,665	$128,497

(1)
Includes loan principal, interest, and other fees held by the Company's third-party servicers as of December 31, 2025 and remitted during the January remittance cycle.

Note 6 - Intangibles

The gross carrying amount and accumulated amortization of the Company's intangible assets consisted of the following as of the dates indicated ($ in thousands):

	March 31, 2026	December 31, 2025
Intangible assets:
In-place lease intangibles	$78,741	$72,857
Above-market lease intangibles	2,879	2,415
Total intangible assets	81,620	75,272
Accumulated amortization:
In-place lease amortization	(13,876)	(11,369)
Above-market lease amortization	(420)	(339)
Total real estate intangible assets, net	$67,324	$63,564
Intangible liabilities
Below-market lease intangibles	$(31,036)	$(25,638)
Total intangible liabilities	(31,036)	(25,638)
Accumulated amortization:
Below-market lease amortization	2,804	2,217
Total real estate intangible liabilities, net	$(28,232)	$(23,421)

The estimated future amortization on the Company's intangibles for each of the next five years and thereafter as of March 31, 2026, is as follows ($ in thousands):

	In-Place Lease Intangibles	Above-Market Intangibles	Below-Market Intangibles
2026 (remaining)	6,142	248	(1,914)
2027	7,385	360	(2,554)
2028	7,367	360	(2,545)
2029	7,319	360	(2,523)
2030	7,056	360	(2,432)
2031	6,577	360	(2,281)
Thereafter	23,019	411	(13,983)
	$64,865	$2,459	$(28,232)

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

The following table summarizes the fixed and variable components of the Company's operating leases ($ in thousands):

	Three Months Ended March 31,
	2026	2025
Fixed lease payments	$13,937	$5,171
Variable lease payments	2,007	$937
Lease revenue	$15,944	$6,108
Above- and below-market lease amortization	506	153
Rental revenue	$16,450	$6,261

The following table presents the undiscounted future minimum rents the Company expects to receive for its industrial, retail and multifamily properties as of March 31, 2026 ($ in thousands):

Year	Future Minimum Rents
2026 (remaining)	33,801
2027	37,024
2028	36,132
2029	39,454
2030	38,547
2031	33,699
Thereafter	176,844
Total	$395,501

Note 8 - Mortgage Notes

The Company's mortgage notes at March 31, 2026 and December 31, 2025 are detailed in the following table ($ in thousands):

	March 31, 2026			December 31, 2025
	Principal Balance Outstanding	Weighted Average Interest Rate	Weighted Average Maturity Date	Principal Balance Outstanding	Weighted Average Interest Rate	Weighted Average Maturity Date
Fixed rate mortgages	$156,300	5.31%	April 2030	$156,300	5.31%	April 2030
Less: Unamortized deferred financing costs	(2,015)			(2,138)
	$154,285			$154,162

During the three months ended March 31, 2026, the Company did not obtain or repay any mortgage loans. During the year ended December 31, 2025, the Company obtained a total of $120.3 million in fixed-rate mortgages to finance certain of its investments in real estate and did not repay any mortgage loans.

The following table details the future principal payments due under the Company's mortgage loans as of March 31, 2026 ($ in thousands):

Year	Amount
2026 (remaining)	$-
2027	-
2028	36,000
2029	-
2030	58,300
2031	62,000
Total	$156,300

The Company is subject to various financial and operational covenants under certain of its mortgage loans. As of March 31, 2026 and December 31, 2025, the Company was in compliance with all of its loan covenants.

Note 9 - Secured Debt Arrangements

The Company's borrowings under secured debt arrangements at March 31, 2026 and December 31, 2025 are detailed in the following table ($ in thousands):

	March 31, 2026				December 31, 2025
	Maximum Amount of Borrowings	Borrowings Outstanding	Weighted Average Borrowing Costs	Maturity Date (1)	Maximum Amount of Borrowings	Borrowings Outstanding	Weighted Average Borrowing Costs	Maturity Date (1)
JPM Repurchase Facility	$400,000	$261,496	SOFR + 1.98%	October 2028	$400,000	$240,069	SOFR + 2.02%	October 2028
Barclays Repurchase Facility	500,000	69,535	SOFR + 1.75%	July 2030	500,000	69,535	SOFR + 1.75%	July 2030
BofA Repurchase Facility	N/A	-	N/A	N/A	N/A	40,017	SOFR + 0.55%	March 2026
Total secured debt arrangements		$331,031	SOFR + 1.93%			$349,621	SOFR + 1.80%
Less: Unamortized deferred financing costs		(1,171)				(1,511)
Total secured debt arrangements, net		$329,860				$348,110
(1)
Maturity date assumes extensions at the Company's option are exercised with consent of the financing provider.

At March 31, 2026, the Company's borrowings had the following maturities ($ in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
JPM Repurchase Facility	$-	$51,981	$209,515	$-	$261,496
Barclays Repurchase Facility	-	-	69,535	-	69,535
Total	$-	$51,981	$279,050	$-	$331,031

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

Additionally, certain indirect subsidiaries (the "Barclays Sellers") of the Company are party to a Master Repurchase Agreement with Barclays Bank PLC (the "Barclays Repurchase Facility"), which provides the Company the ability to make borrowings for the purchase, sale and repurchase of senior mortgage loans and participation interests in performing senior mortgage loans that are secured directly or indirectly by multifamily, office, retail, hospitality, industrial, self-storage, student housing, senior housing, manufactured housing properties and other types of properties. The Barclays Repurchase Facility has a three-year term plus two one-year extension options. The Operating Partnership has agreed to provide a limited guarantee of the obligations of the Barclays Sellers under the Barclays Repurchase Facility.

Lastly, an indirect subsidiary (the "BofA Seller") of the Company is party to a Master Repurchase Agreement with BofA Securities, Inc. (the "BofA Repurchase Facility"), which provides the Company the ability to make revolving borrowings secured by certain investments in real estate-related securities. The Operating Partnership has agreed to provide a payment guarantee of the obligations of the BofA Seller under the BofA Repurchase Facility.

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

The Company was in compliance with the covenants under its secured financing as of March 31, 2026 and December 31, 2025. The impact of macroeconomic conditions on the commercial real estate markets and global capital markets, including increased interest rates, changes to fiscal and monetary policy, slower economic growth or recession, labor shortages, and recent distress in the banking sector, may make it more difficult to meet or satisfy these covenants in the future.

Note 10 - Other Liabilities

The following table details the components of the Company's other liabilities at the date indicated ($ in thousands):

	March 31, 2026	December 31, 2025
Below market lease intangibles, net	$28,232	$23,421
Accrued repurchases of common stock	10,708	6,963
Accounts payable and accrued expenses	8,878	6,634
Distribution payable	7,278	6,899
Real estate taxes payable	1,428	1,912
Secured debt repayments pending servicer remittance(1)	-	31,466
Total	$56,524	$77,295

(1)
Represents pending transfers from our third-party loan servicers that were remitted to our secured repurchase facility counterparties during the subsequent remittance cycle.

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

The Special Limited Partner holds a performance participation interest in the Operating Partnership that entitles it to receive an allocation from the Operating Partnership on Class S shares, Class D shares, and Class I shares equal to 12.5% of the annual Total Return, subject to a 5% annual Hurdle Amount and a High Water Mark, with a Catch-Up (each term as defined in the limited partnership agreement of the Operating Partnership, by and among the Company, as general partner, the Special Limited Partner and the limited partners party thereto from time to time (as amended, restated or otherwise modified from time to time, the "Limited Partnership Agreement")). On Class F-I shares, the Special Limited Partner is entitled to receive an allocation equal to 9.0% of the annual Total Return, subject to a 5% annual Hurdle Amount and a High Water Mark, with a Catch-Up (each term as defined in the Limited Partnership Agreement). Such allocation accrues monthly and is paid annually. There is no performance participation interest with respect to Class A-I shares, Class A-III shares, and Class E shares. The performance participation interest is paid, at the Adviser's election, in cash, Class E shares, Class E units or any combination thereof. During both the three months ended March 31, 2026 and March 31, 2025, the Company accrued $0.1 million of performance participation allocation.

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

The Company has engaged Nations Land Services, L.P. ("Nations"), a title agent company affiliated with Apollo. Nations acts as a title agent in facilitating and issuing title insurance in connection with investments by the Company, affiliates, and related parties, and third parties. Apollo receives distributions from Nations in connection with investments by the Company based on its equity interest in Nations. In each case, there will be no related offset to the Company. During the three months ended March 31, 2026, the Company did not incur any expenses for services provided by Nations. During the three months ended March 31, 2025, the Company incurred $0.1 million of expenses for services provided by Nations.

The Company has engaged Lyra Client Solutions Holdings, LLC ("Lyra"), an end-to-end client service platform affiliated with Apollo. Lyra provides administration, data management, trade operations, investor onboarding and servicing, technology and other similar services for institutional, global wealth, global family office and retail investors. During the three months ended March 31, 2026, the Company incurred $0.1 million of expenses for services provided by Lyra. During the three months ended March 31, 2025, the Company did not incur any expenses for services provided by Lyra.

The Company has engaged Bridge Property Management, L.C. ("BPM"), a full-service property management company affiliated with Apollo, to manage, operate, maintain and service certain of the Company's properties. During the three months ended March 31, 2026, the Company incurred $0.1 million of expenses for services provided by BPM. During the three months ended March 31, 2025, the Company did not incur any expenses for services provided by BPM.

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

From time to time, the Company makes co-investments in commercial mortgage and mezzanine loans alongside Apollo affiliates. As of March 31, 2026, all of the Company's investments in commercial mortgage and mezzanine loans were pari-passu co-investments with Apollo affiliates.

The Company may also offer Class E shares, which will only be available to certain of Apollo's affiliates, directors and employees, in one or more private placements. These shares are not being offered to the public pursuant to the Follow-On Offering and will not incur any upfront selling costs, ongoing servicing costs, management fee or performance participation allocation.

Apollo ARIS Holdings LLC, an indirect wholly-owned subsidiary of Apollo, has elected to reinvest the dividends declared on its Class F-I shares, which resulted in the issuance of 155 and 148 additional Class F-I shares during the three months ended March 31, 2026 and 2025, respectively.

An affiliate of Apollo has elected to reinvest its dividends declared on its Class A-I units, which resulted in the issuance of 74,873 and 71,916 additional Class A-I units during the three months ended March 31, 2026 and 2025, respectively.

Due to Affiliates

The following table details the Company's expenses that are due to its Adviser:

	March 31, 2026	December 31, 2025
Organization and offering	$5,948	$6,347
General and administrative	5,467	5,834
Management fee payable	1,227	1,167
Accrued performance participation allocation	93	389
Accrued stockholder servicing fee	23	22
Total	$12,758	$13,759

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

Management Fee Payable

The Adviser is entitled to a management fee equal to 1.25% of NAV per annum, payable monthly on Class S shares, Class D shares, and Class I shares. The Adviser will be paid a management fee equal to 1.0% of NAV per annum, payable monthly on Class F-I shares, and Class A-I shares. The Adviser will be paid a management fee equal to 1.0% of NAV for Class A-III shares per annum payable monthly; and provided that, for the period from April 1, 2023 through January 2, 2027, this management fee will be reduced to 0.85% of NAV for Class A-III shares per annum payable monthly. The management fee will be paid, at the Adviser's election, in cash, Class E shares, Class E units or any combination thereof. During the three months ended March 31, 2026, the Company incurred $3.6 million of management fees.

During the three months ended March 31, 2026, the Company issued 150,506 Class E shares and 14,307 Class E units to the Adviser as payment for its management fee. The shares and units issued to the Adviser for payment of the management fee were issued at the applicable NAV per share/unit at the end of each month for which the fee was earned, in reliance upon the exemption from registration set forth in Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act"). The Adviser did not submit any repurchase requests for any shares or Operating Partnership units previously issued as payment for the management fee during the three months ended March 31, 2026.

The Adviser has elected to reinvest the dividends declared on the shares and Operating Partnership units issued for its management fee. In connection with such dividend reinvestment, the Company issued (i) 15,713 Class E shares and (ii) 2,691 Class E units to the Adviser in lieu of cash for the dividends paid during the three months ended March 31, 2026.

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

The performance participation interest is accrued monthly and paid annually. During the three months ended March 31, 2026, the Company issued 8,996 Class E units to the Special Limited Partner in partial satisfaction of the performance participation allocation earned during the year ended December 31, 2025, with the remaining balance being satisfied in cash. The Operating Partnership units issued to the Special Limited Partner for payment of the performance participation allocation were issued at the applicable NAV per share/unit as of December 31, 2025, in reliance upon the exemption from registration set forth in Section 4(a)(2) of the Securities Act. The Special Limited Partner did not submit any repurchase requests for any Operating Partnership units previously issued as payment of the performance participation allocation during the three months ended March 31, 2026.

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

The following table summarizes the grants, vesting and forfeitures of restricted common stock during the three months ended March 31, 2026:

	Restricted Stock	Grant Date Fair Value ($ in thousands)
Outstanding as of December 31, 2025	4,681
Granted	—	—
Vested	—	—
Forfeiture	—	—
Outstanding as of March 31, 2026	4,681

Restricted Stock Grants

No shares were issued pursuant to the 2022 Equity Incentive Plan during the three months ended March 31, 2026.

During the three months ended March 31, 2026, the Company recorded $25 thousand of restricted stock amortization as general and administrative expenses in the condensed consolidated statement of operations, respectively. There is no unrecognized compensation cost as of March 31, 2026

Note 14 - Equity

Authorized Capital

As of March 31, 2026, the Company is authorized to issue preferred stock and seven classes of common stock consisting of Class S shares, Class D shares, Class I shares, Class F-I shares, Class A-I shares, Class A-III shares, and Class E shares. The differences among the classes of common stock relate to upfront selling commissions, dealer manager fees, and ongoing stockholder servicing fees, as well as varying management and performance participation allocations. See "Note 11 - Related Party Transactions" for additional information.

As of March 31, 2026 and December 31, 2025, the Company had the following classes of common stock authorized, issued and outstanding:

	March 31, 2026		December 31, 2025
Classification	Shares Authorized	Shares Issued and Outstanding	Shares Authorized	Shares Issued and Outstanding
Preferred Stock, $0.01 par value per share	100,000,000	—	100,000,000	—
Class S Shares, $0.01 par value per share	100,000,000	13,367	100,000,000	12,148
Class D Shares, $0.01 par value per share	100,000,000	5,008	100,000,000	4,948
Class I Shares, $0.01 par value per share	150,000,000	1,511,547	150,000,000	1,417,857
Class F-I Shares, $0.01 par value per share	100,000,000	1,486,065	100,000,000	1,501,847
Class A-I Shares, $0.01 par value per share	200,000,000	21,850,305	200,000,000	21,177,373
Class A-III Shares, $0.01 par value per share	250,000,000	43,664,411	250,000,000	40,787,455
Class E Shares, $0.01 par value per share	100,000,000	1,195,471	100,000,000	1,024,460
Total	1,100,000,000	69,726,174	1,100,000,000	65,926,088

Common Stock

The following table details the movement in the Company's outstanding shares of common stock:

	Class S	Class D	Class I	Class F-I	Class A-I	Class A-III	Class E
Beginning balance, December 31, 2025	12,148	4,948	1,417,857	1,501,847	21,177,373	40,787,455	1,024,460
Common stock issued	1,162	—	88,854	—	891,446	3,288,976	155,130
Repurchase of common stock	—	—	(497)	(19,043)	(335,286)	(452,550)	—
Dividend reinvestment	57	60	5,333	3,261	116,772	40,530	15,881
Ending balance, March 31, 2025	13,367	5,008	1,511,547	1,486,065	21,850,305	43,664,411	1,195,471

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

The following tables detail the aggregate distributions declared for each applicable class of common stock for the three months ended March 31, 2026:

	Three Months Ended March 31, 2026
	Class S	Class D	Class I	Class F-I	Class A-I	Class A-III	Class E
Aggregate gross distribution declared per share of common stock	$0.3369	$0.3369	$0.3369	$0.3369	$0.3369	$0.3369	$0.3369
Management fee per share of common stock	(0.0668)	(0.0669)	(0.0669)	(0.0531)	(0.0540)	(0.0459)	—
Stockholder servicing fee per share of common stock	(0.0441)	(0.0131)	—	—	—	—	—
Net distribution declared per share of common stock	$0.2260	$0.2569	$0.2700	$0.2838	$0.2829	$0.2910	$0.3369

Repurchases

During the three months ended March 31, 2026, the Company repurchased 452,550 Class A-III shares, 335,286 Class A-I shares, 19,043 Class F-I shares and 497 Class I shares for a total of $17.4 million. The Company had no unfulfilled repurchase requests as of March 31, 2026.

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

During the three months ended March 31, 2026, the Company issued 14,307 Class E units, respectively, to the Adviser for the management fee earned on the Operating Partnership units issued to an affiliate of Apollo.

During the three months ended March 31, 2026, the Company issued 8,996 Class E units to the Special Limited Partner in partial satisfaction of the performance participation allocation.

The redeemable non-controlling interest is recorded at the greater of the carrying amount, adjusted for its share of income or loss and dividends, or the redemption value, which is equivalent to fair value, of such Class E units at the end of the measurement period. Accordingly, the Company recorded an allocation adjustment between Additional paid-in capital and redeemable non-controlling interest of $28 thousand during the three months ended March 31, 2026 to reflect their redemption value.

The following table details the redeemable non-controlling interest activity related to the Adviser for the three months ended March 31, 2026 ($ in thousands):

	Three Months Ended March 31,
	2026	2025
Balance at the beginning of the period	$4,745	$2,817
Settlement of management fees	310	290
Settlement of performance participation allocation	194	443
GAAP income allocation	60	54
Distributions	(81)	(55)
Reinvestment of distributions	78	51
Fair value allocation	28	8
Ending balance	$5,334	$3,608

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

Currently all Operating Partnership unitholders have elected to reinvest their dividends. In connection with such dividend reinvestment, the Company issued 74,873 Class A-I units in lieu of cash for dividends paid during the three months ended March 31, 2026,

Non-Controlling Interests Attributable to Preferred Stockholders

Certain subsidiaries of the Company have elected or intend to elect to be taxed as a REIT for U.S. federal income tax purposes. These subsidiaries have issued preferred non-voting shares to be held by investors to ensure compliance with the Code requirement that REITs have at least 100 shareholders. The preferred shares have a face amount of $1,000 and carry a 12.0% annual dividend payable semi-annually. As of March 31, 2026, there were $250,000 of preferred non-voting shares outstanding.

Note 15 - Earnings per Share

Basic net income per share of common stock is determined by dividing net income attributable to ARIS stockholders by the weighted average number of common stock outstanding for the three months ended March 31, 2026 and 2025, excluding unvested restricted Class E shares. The restricted Class E shares are considered to be participating securities because they contain non-forfeitable rights to distributions. The restricted Class E shares participate equally with all classes of common stock, therefore net income has not been presented separately.

The following table sets forth the computation of our basic and diluted earnings per share (amounts in thousands, except per share amounts):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income attributable to ARIS stockholders	$13,505	$13,949
Less: earnings allocated to unvested participating securities	(1)	(2)
Net income available for ARIS stockholders - basic and diluted	$13,504	$13,947

Denominator:
Weighted average shares of common stock outstanding - basic	68,756,650	48,940,646
Effect of dilutive unvested restricted Class E shares	4,103	4,178
Weighted average of common stock outstanding - diluted	68,760,753	48,944,824

Earnings per share available for ARIS shareholders:
Net income per share of common stock - basic	$0.20	$0.28
Net income per shares of common stock - diluted	$0.20	$0.28

Note 16 - Commitments and Contingencies

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2026 and December 31, 2025, the Company was not subject to any material litigation nor is the Company aware of any material litigation threatened against it.

As of March 31, 2026, the Company had $284.3 million of unfunded commitments related to its investments in real estate debt. The timing and amounts of fundings are uncertain as these commitments relate to loans for construction costs, capital expenditures, leasing costs, interest and carry costs, among others. As such, the timing and amounts of future fundings depend on the progress and performance of the underlying assets of the Company's investments in real estate debt.

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

The following table sets forth the total assets by segment as of March 31, 2026 and December 31, 2025 ($ in thousands):

	March 31, 2026	December 31, 2025
Real Estate	$835,286	$756,943
Real Estate Debt	1,195,373	1,262,813
Other Corporate	87,539	61,395
Total Assets	$2,118,198	$2,081,151

The following table sets forth the financial results by segment for the three months ended March 31, 2026 ($ in thousands):

	Real Estate	Real Estate Debt	Other Corporate	Total
Revenue
Rental revenue	$16,450	$—	$—	$16,450
Total revenues	16,450	—	—	16,450
Segment Expenses
Rental property operating	(4,282)	—	—	(4,282)
Total segment expenses	(4,282)	—	—	(4,282)
Income from investments in real estate debt	—	22,122	—	22,122
Segment net operating income	$12,168	$22,122	$—	$34,290
Other income and expenses
Other income	$—	$—	$584	$584
Interest expense, net	—	—	(7,270)	(7,270)
Depreciation and amortization	(7,467)	—	—	(7,467)
General and administrative	—	—	—	(1,753)
Management fee	—	—	—	(3,625)
Performance participation allocation	—	—	—	(93)
Total other income and expenses	(7,467)	—	(6,686)	(19,624)
Net income				$14,666
Net income attributable to non-controlling interests in the Operating Partnership				$1,161
Net income (loss) attributable to preferred stockholders				$—
Net income attributable to ARIS stockholders				$13,505

The following table sets forth the financial results by segment for the three months ended March 31, 2025 ($ in thousands):

	Real Estate	Real Estate Debt	Other Corporate	Total
Revenue
Rental revenue	$6,261	$—	$—	$6,261
Total revenues	6,261	—	—	6,261
Segment Expenses
Rental property operating	(1,405)	—	—	(1,405)
Total segment expenses	(1,405)	—	—	(1,405)
Income from investments in real estate debt	—	19,848	—	19,848
Segment net operating income	$4,856	$19,848	$—	$24,704
Other income and expenses
Other income	$—	$—	$1,342	$1,342
Interest expense, net	—	—	(3,541)	(3,541)
Depreciation and amortization	(2,504)	—	—	(2,504)
General and administrative	—	—	—	(1,720)
Management fee	—	—	—	(2,663)
Performance participation allocation	—	—	—	(87)
Total other income and expenses	(2,504)	—	(2,199)	(9,173)
Net income				$15,531
Net income attributable to non-controlling interests in the Operating Partnership				$1,582
Net income (loss) attributable to preferred stockholders				$—
Net income attributable to ARIS stockholders				$13,949

Note 18 - Subsequent Events

Subsequent to the three months ended March 31, 2026, the following events took place:

Investment Activity: The Company funded approximately $33.5 million for previously closed mortgage loans.

Financing Activity: The Company borrowed an additional $18.5 million from the Barclays Repurchase Facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References herein to "Apollo Realty Income Solutions," "ARIS," "Company," "we," "us," or "our" refer to Apollo Realty Income Solutions, Inc. and its subsidiaries unless the context specifically requires otherwise.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical data, this discussion contains forward-looking statements about our business, operations, and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed in Part I. Item 1A - "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 10, 2026.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of forward-looking terminology such as "believe", "expect", "anticipate", "estimate", "plan", "continue", "intend", "should", "may" or similar expressions, or the negatives thereof. These may include our financial projections and estimates and their underlying assumptions, statements about plans, objectives and expectations with respect to future operations, statements with respect to acquisitions, statements regarding future performance and statements regarding identified but not yet closed acquisitions. Such forward-looking statements are inherently uncertain and there are or may be important factors that could cause actual outcomes or results to differ materially from those indicated in such statements. We believe these factors also include but are not limited to those described under the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 10, 2026, and any such updated factors included in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this document (or our prospectus and other filings). Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future developments or otherwise.

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

There can be no assurance that we will achieve our investment objective, which is primarily to acquire a portfolio of diversified, income-oriented commercial real estate located in the United States. This may include hotel, industrial, data centers, multifamily, retail and office assets, as well as others, including, without limitation, healthcare, student housing, life sciences, hospitality, senior living, manufactured housing and storage properties. Our real estate debt investments will focus on non-distressed public and private real estate debt, including, but not limited to, commercial mortgage-backed securities, commercial mortgage and mezzanine loans, and other forms of debt, and may also include preferred equity.

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

On June 29, 2022, we commenced our initial public offering for up to $5.0 billion in shares of our common stock. On June 26, 2025, our initial public offering terminated and we commenced a follow-on offering for up to $5.0 billion in shares of common stock, consisting of up to $4.0 billion in shares in our primary offering and up to $1.0 billion in shares pursuant to our distribution reinvestment plan. Additionally, we are conducting a private offering of Class E shares to certain of Apollo's affiliates and employees and our directors, which is exempt from the registration provisions set forth in Section 4(a)(2) of the Securities Act. As of May 8, 2026, we have received cumulative net proceeds of $1.6 billion, including proceeds received pursuant to our distribution reinvestment plan, from the sale of our Class S shares, Class D shares, Class I shares, Class F-I shares, Class A-I shares, Class A-III shares and Class E shares in our continuous public and private offerings. We have contributed the net proceeds from the sale of shares to the Operating Partnership in exchange for a corresponding number of Class S units, Class D units, Class I units, Class F-I units, Class A-I units, Class A-III units and Class E units. The Operating Partnership has primarily used the net proceeds to make investments in real estate, real estate debt and real estate-related securities, as further described below under "Portfolio". We intend to continue selling shares of our common stock on a monthly basis through the Follow-On Offering and our private offering.

We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from acquiring properties or real estate debt.

Q1 Highlights

Operating and Capital Raise Results:

•
We raised $95.3 million, inclusive of $3.6 million from our distribution reinvestment plan, of net proceeds in the Follow-On Offering during the three months ended March 31, 2026.
•
We declared monthly net distributions totaling $21.5 million for the three months ended March 31, 2026.
•
The details of our annualized distribution rates and total returns for the three months ended March 31, 2026 are shown in the following table:

	Class S	Class D	Class I	Class F-I	Class A-I	Class A-III
Annualized Distribution Rate(1)	4.2%	4.8%	5.1%	5.4%	5.3%	5.4%
Year-to-Date Total Return, without upfront selling commissions(2)	1.1%	1.2%	1.2%	1.3%	1.4%	1.5%
Year-to-Date Total Return, assuming maximum upfront selling commissions(2)	(2.3%)	(0.3%)	N/A	N/A	N/A	N/A
Inception-to-Date Total Return, without upfront selling commissions(2)	5.2%	5.6%	5.9%	6.2%	7.4%	6.9%
Inception-to-Date Total Return, assuming maximum upfront selling commissions(2)	3.3%	4.5%	N/A	N/A	N/A	N/A
(1)
Reflects the distribution amount as of March 31, 2026 annualized and divided by the prior month's NAV, which is inclusive of all fees and expenses.
(2)
Total return is calculated as the change in NAV per share during the period, plus distributions per share (assuming distributions are reinvested in accordance with our distribution reinvestment plan) divided by the NAV per share at the beginning of the period. Inception-to-Date returns are annualized.

Investing and Financing Activity:

•
Acquired a 698,000 square foot industrial property located in McDonough, Georgia ("225 Midland Court") for $79.7 million inclusive of acquisition costs and closing credits. The property is 100% leased with approximately seven years of remaining weighted average lease term.
•
Provided $69.9 million of add-on fundings to existing commercial mortgage loans and purchased $25.0 million of real estate-related securities.
•
Received $110.0 million of repayments from commercial mortgage loans and $2.5 million of repayments from real estate-related securities, resulting in a $25 thousand realized gain.
•
As of March 31, 2026, our leverage ratio was 0.3x. Our leverage ratio is calculated by dividing (i) the fair value of asset-specific and corporate level debt by (ii) NAV.

Current Portfolio:

•
Our current portfolio as of March 31, 2026 consisted of investments in real estate debt (approximately 58% based on fair value) and investments in real estate (approximately 42% based on fair value).
•
Our investments in real estate debt as of March 31, 2026 consisted of floating-rate commercial mortgage loans (approximately 83% based on fair value), real estate-related securities (12%) and fixed-rate mezzanine loans (5%). The collateral for our commercial mortgage loans and mezzanine loans consisted primarily of Data Center (35%), Multifamily (27%), Self-Storage (9%), Mixed Use

(9%) and Hotel (9%) property types and were concentrated in the Northeast (27%), West (26%), Southwest (21% based on fair value) and Mid-Atlantic (16%) regions.
•
Our 15 properties as of March 31, 2026 consisted of Industrial (approximately 64% based on fair value), Multifamily (28%) and Retail (7%) property types and were concentrated in the Southeast (47% ), Midwest (24%), Northeast (15%) and Southwest (11%) regions.

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
3/31/2026
$20.0200
$20.1500
$20.3600
$20.5000
$20.7231
$20.8531
$20.9824
$21.0807
$21.2217
$21.2648
$21.3519
$21.4513
$21.4824
$21.5064

(1)
Please see Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations-Net Asset Value" for additional information concerning the methodology used to determine, and the limitations of, NAV per share.
(2)
Represents our historical weighted average NAV per share, as of the respective dates.

Portfolio

Portfolio Summary

The following chart allocates our investments in real estate and real estate debt based on fair value as of March 31, 2026:

Investment Allocation

Real estate
42%
Real estate debt
58%

The following charts further describe the diversification of our investments in real estate and real estate debt based on fair value as of March 31, 2026(1)(2).

Geography

Southwest
17%
Mid-Atlantic
8%
Northeast
22%
West
19%
Midwest
15%
Southeast
19%

(1)
Excludes fair value of real estate-related securities.
(2)
Includes properties secured by real estate debt investments.

Investments in Real Estate

As of March 31, 2026, we owned 15 real estate properties, which are summarized in the following table ($ in thousands):

March 31, 2026
Property Type	Number of Properties	Sq. Feet (in thousands)/Units	Occupancy(1)	Gross Asset Value (2)	Average Effective Annual Base Rent per Leased Square Foot/Units (3)
Industrial	11	4,220 sq. ft.	100%	$552,943	$7.33
Multifamily	3	712 units	90%	244,400	$27,253
Retail	1	118 sq. ft.	100%	60,500	$31.15
Total	15			$857,843

(1)
For our industrial and retail investments, occupancy rate is defined as all leased square footage divided by the total available square footage as of March 31, 2026. For our multifamily investments, occupancy is defined as the percentage of actual rent divided by gross potential rent (defined as actual rent for occupied units and market rent for vacant units) for the three months ended March 31, 2026.
(2)
Based on fair value as of March 31, 2026.
(3)
For our industrial and retail properties, average effective annual base rent per leased square foot represents the annualized base rent per leased square foot for the three months ended March 31, 2026. The average effective annual base rent includes the effects of rent concessions and abatements, and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization. For our multifamily properties, average effective annual base rent per leased unit represents the annualized base rent per leased unit for the three months ended March 31, 2026. The average effective annual base rent includes the effects of rent concessions and abatements, and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization.

The following table provides information regarding our portfolio of real estate properties as of March 31, 2026 ($ in thousands):

	March 31, 2026
Investment	Number of Properties	Property Type	Location	Acquisition Date	Sq. Feet (in thousands)/Units	Occupancy(1)	Gross Asset Value (2)
6900 Shook Road	1	Industrial	Columbus, Ohio	January 2023	165 sq. ft.	100%	$56,500
1551 Shepherd Road	1	Industrial	Liberty, Missouri	October 2023	847 sq. ft.	100%	71,500
4553 Cayce Road	1	Industrial	Byhalia, Mississippi	May 2024	708 sq. ft.	100%	63,400
2865 Charter Street	1	Industrial	Columbus, Ohio	March 2025	179 sq. ft.	100%	77,000
3707 W NC 10 Hwy	1	Industrial	Newton, North Carolina	August 2025	736 sq. ft.	100%	55,600
8681 W Jefferson Street	1	Industrial	Tolleson, Arizona	September 2025	127 sq. ft.	100%	34,000
2400 S Council Road	1	Industrial	Oklahoma City, Oklahoma	December 2025	591 sq. ft.	100%	60,600
111 Eames Street	1	Industrial	Wilmington, Massachusetts	December 2025	58 sq. ft.	100%	17,400
100 John Road	1	Industrial	Canton, Massachusetts	December 2025	58 sq. ft.	100%	15,700
1450 S Loop Road	1	Industrial	Alameda, California	December 2025	53 sq. ft.	100%	21,500
225 Midland Court	1	Industrial	McDonough, Georgia	February 2026	698 sq. ft.	100%	79,743
The Beckett	1	Multifamily	Charleston, South Carolina	May 2024	186 units	93%	50,900
Parc Westborough	1	Multifamily	Westborough, Massachusetts	May 2025	249 units	92%	97,200
The Brooke at Rocky Point	1	Multifamily	Tampa, Florida	December 2025	277 units	85%	96,300
16000 Pines	1	Retail	Pembroke Pines, Florida	August 2023	118 sq. ft.	100%	60,500
Total	15						$857,843

___________

(1)
For our industrial and retail investments, occupancy is defined as all leased square footage divided by the total available square footage as of March 31, 2026. For our multifamily investments, occupancy is defined as the percentage of actual rent divided by gross potential rent (defined as actual rent for occupied units and market rent for vacant units) for the three months ended March 31, 2026.
(2)
Based on fair value as of March 31, 2026.

Lease Expirations

The following schedule details the expiring leases at our industrial and retail properties by annualized base rent as of March 31, 2026 ($ and square feet in thousands). The table below excludes our multifamily properties as substantially all leases at such properties expire within 12 months.

Year	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring	Sq. Feet	% of Total Square Feet Expiring
2026 (remaining)	-	804	2%	192	4%
2027	-	-	0%	-	0%
2028	1	133	0%	2	0%
2029	2	295	1%	10	0%
2030	2	3,192	10%	282	7%
2031	3	4,332	13%	719	17%
2032	6	551	2%	11	0%
2033	7	7,668	22%	1,292	30%
2034	1	450	1%	25	1%
2035	5	3,418	10%	173	4%
Thereafter	6	13,422	39%	1,631	38%
Total	33	$34,265	100%	4,337	100%

___________

(1)
Annualized base rent is determined from the annualized base rent per leased square foot as of March 31, 2026, including the effects of rent concessions and abatements and excluding tenant recoveries, straight-line rent, and above-market and below-market lease amortization.

Investments in Real Estate Debt

The following table summarizes our investments in real estate debt as of March 31, 2026 ($ in thousands):

___________

	March 31, 2026
Type of Investment in Real Estate Debt	Number of Positions	Weighted Average Coupon (1)	Weighted Average Maturity Date (2)	Face Amount	Cost Basis	Fair Value
Commercial mortgage loan	22	7.2%	August 2029 (4)	$983,451	$983,270	$983,337
Mezzanine loan	1	11.0%	July 2029	62,500	62,500	62,500
Real estate-related securities (3)	36	5.2%	June 2040	143,999	143,888	143,821
Total investments in real estate debt:	59	7.2%	August 2030	$1,189,950	$1,189,658	$1,189,658

(1)
Based on applicable benchmark rates as of March 31, 2026.
(2)
Weighted average maturity date is based on fully extended maturity.
(3)
Our real estate-related securities consist of floating-rate CMBS.
(4)
One of our commercial mortgage loans, with a cost basis and fair value of $22.9 million as of March 31, 2026, is past its contractual maturity. Through the date of this quarterly report, we received all the monthly interest income payments on the loan which are consistent with the interest rate provided for in the original loan agreement. During the year ended December 31, 2025, the borrower filed for Chapter 11 bankruptcy. We evaluated the loan for collectability as of the date of this quarterly report and determined that the loan is fully recoverable.

The following table summarizes our investments in commercial real estate loans as of March 31, 2026 ($ in thousands):

Commercial Real Estate Loan Portfolio
		March 31, 2026
#	Type	Property Type	Geography	Coupon(1)	Maturity Date(2)	Commitment	Cost Basis	Fair Value
1	First Mortgage	Data Center	Southwest	6.2%	January 2030	$125,000	$106,369	$106,369
2	First Mortgage	Mixed Use	Northeast	7.2%	August 2030	100,000	93,766	93,766
3	First Mortgage	Production Studio	West	7.7%	September 2028	100,000	86,313	86,313
4	First Mortgage	Self-Storage	Various	6.5%	May 2030	96,700	95,834	95,834
5	First Mortgage	Data Center	Mid-Atlantic	8.2%	April 2029	85,000	72,989	72,989
6	First Mortgage	Data Center	Mid-Atlantic	8.1%	September 2030	75,000	40,919	40,919
7	First Mortgage	Hotel	Various	8.4%	July 2030	75,000	20,688	20,688
8	First Mortgage	Data Center	Mid-Atlantic	7.2%	July 2029	70,589	47,814	47,814
9	First Mortgage	Multifamily	Northeast	7.9%	July 2028	65,000	55,215	55,215
10	Mezzanine	Multifamily	Various	11.0%	July 2029	62,500	62,500	62,500
11	First Mortgage	Multifamily	Northeast	6.7%	January 2029	50,000	50,000	49,902
12	First Mortgage	Hotel	West	7.4%	February 2029	50,000	47,574	47,574
13	First Mortgage	Data Center	West	7.3%	February 2030	50,000	40,007	40,188
14	First Mortgage	Multifamily	Southeast	7.9%	December 2028	50,000	18,751	18,751
15	First Mortgage	Multifamily	West	7.4%	March 2031	50,000	12,134	12,134
16	First Mortgage	Multifamily	Southwest	6.7%	July 2029	35,000	34,476	34,476
17	First Mortgage	Data Center	Southwest	5.9%	June 2030	30,852	17,128	17,128
18	First Mortgage	Data Center	Southwest	5.9%	June 2030	30,624	25,663	25,663
19	First Mortgage	Data Center	Southwest	5.9%	June 2030	30,063	21,168	21,168
20	First Mortgage	Multifamily	Northeast	8.1%	July 2025 (3)	26,000	22,905	22,905
21	First Mortgage	Life Sciences	Northeast	6.9%	August 2029	25,000	24,663	24,663
22	First Mortgage	Multifamily	Midwest	7.9%	December 2028	25,000	24,522	24,522
23	First Mortgage	Hotel	Various	7.4%	July 2028	25,000	24,372	24,356

		Total W/A		7.4%	August 2029	$1,332,328	$1,045,770	$1,045,837

____________

(1)
Based on applicable benchmark rates as of March 31, 2026.
(2)
Weighted average maturity date is based on fully extended maturity.
(3)
Loan is past its contractual maturity. Through the date of this quarterly report, we have received all the monthly interest income payments on the loan which are consistent with the interest rate provided for in the original loan agreement. During the year ended December 31, 2025, the borrower filed for Chapter 11 bankruptcy. We evaluated the loan for collectability as of the date of this quarterly report and determined that the loan is fully recoverable.

Results of Operations

The following table sets forth information regarding our consolidated results of operations for the three months ended March 31, 2026 and 2025 ($ in thousands):

	Three Months Ended March 31,		Change
	2026	2025	$
Revenues
Rental revenue	$16,450	$6,261	$10,189
Total revenues	16,450	6,261	10,189
Expenses
Rental property operating	$4,282	$1,405	$2,877
General and administrative	1,753	1,720	33
Management fee	3,625	2,663	962
Performance participation allocation	93	87	6
Depreciation and amortization	7,467	2,504	4,963
Total expenses	$17,220	$8,379	$8,841
Other income
Income from investments in real estate debt	22,122	19,848	2,274
Other income	584	1,342	(758)
Interest expense	(7,270)	(3,541)	(3,729)
Total other income	15,436	17,649	(2,213)
Net income	$14,666	$15,531	$(865)

Rental Revenue

Rental revenue primarily consists of base rent arising from tenant leases at our properties. Rental revenue is recognized on a straight-line basis over the life of the lease. The $10.2 million increase in rental revenue was due to the acquisition of nine additional properties subsequent to March 31, 2025.

Rental Property Operating Expenses

Rental property operating expenses consist of the costs of ownership and operation of our real estate investments. Examples of rental property operating expenses include real estate taxes, insurance, utilities and repair and maintenance expenses. The $2.9 million increase in rental property operating expenses was due to the acquisition of nine additional properties subsequent to March 31, 2025.

Management Fee

Management fees are earned by the Adviser for providing services pursuant to the Advisory Agreement and are based on the month end NAV for the respective share classes. The $1.0 million increase in management fees was due to the increase in our average NAV from March 31, 2025 to March 31, 2026 which was primarily driven by our capital raise activity and appreciation from our investments.

Depreciation and Amortization

Depreciation and amortization expenses are impacted by the values assigned to buildings and in-place lease assets as part of the initial purchase price allocation. The $5.0 million increase in depreciation and amortization expense was due to the acquisition of nine additional properties subsequent to March 31, 2025.

Income from Investments in Real Estate Debt

Income from investments in real estate debt consists of interest income, fees revenue, realized gains and losses and unrealized gains and losses resulting from the changes in fair value. The $2.3 million increase in income from investments in real estate debt is due to originations, acquisitions and add-on fundings subsequent to March 31, 2025, which was partially offset by lower benchmark rates. As of March 31, 2026, we owned 59 positions in commercial mortgage loans, mezzanine loans and real estate-related securities, compared to 56 positions as of March 31, 2025, and the balance of our investments in real estate debt, at fair value increased from $998.0 million to $1.2 billion during the same time period.

Other Income

Other income primarily consists of interest earned on our cash and cash equivalents balance. The $0.8 million decrease in other income was driven by lower average cash balances during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025.

Interest Expense

Interest expense is primarily related to interest incurred on our mortgage loans and secured debt arrangements. The $3.7 million increase in interest expense was driven by a $284.3 million increase in our weighted average outstanding borrowings, from $203.9 million as of March 31, 2025 to $488.2 million in March 31, 2026.

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

As of March 31, 2026, our liquidity comprised of $84.5 million of unrestricted cash and cash equivalents and $569.0 million of undrawn capacity on our secured debt arrangements. We may generate incremental liquidity through our operating cash flows, which were $25.4 million for the three months ended March 31, 2026. Additionally, we may create liquidity through either the sale of, or borrowing against, our unencumbered investments in real estate-related securities, which were classified as trading securities and carried at their estimated fair value of $143.8 million as of March 31, 2026. As of March 31, 2026, we remain low leveraged with a current leverage ratio of 0.3x, calculated as dividing (i) the fair value of asset-specific and corporate level debt by (ii) NAV.

Over time, we generally intend to fund our cash needs for items other than asset acquisitions from operations. We expect our cash needs for acquisitions will be funded primarily from the sale of shares of our common stock and through the assumption or incurrence of debt. During the three months ended March 31, 2026, we received $91.8 million of proceeds from the sale of shares of common stock, including proceeds from our private offerings, and repurchased $13.6 million of shares of our common stock under our share repurchase plan.

Potential sources of liquidity include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets, equity issuances by the Operating Partnership or the sale of beneficial interests in specific Delaware statutory trusts holding real properties, including properties placed by the Operating Partnership or affiliates of Apollo. As of March 31, 2026, we held approximately $1.1 billion of unencumbered assets at fair value outside of trading securities mentioned in the preceding paragraph, consisting of investments in real estate, as well as commercial mortgage and mezzanine loans.

The following table is a summary of our indebtedness as of March 31, 2026 and December 31, 2025 ($ in thousands):

				Principal Balance Outstanding
	Weighted Average Interest Rate	Weighted Average Maturity Date	Maximum Facility Size	March 31, 2026	December 31, 2025
Fixed rate loans:
Fixed rate mortgages	5.31%	April 2030	N/A	$156,300	$156,300
Variable rate loans:
Secured debt arrangements	SOFR + 1.93%	January 2030	$900,000	331,032	349,621
Total indebtedness				487,332	505,921
Deferred financing costs, net				(3,185)	(3,649)
Total indebtedness, net				$484,147	$502,272

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

The following table presents a reconciliation of net income to FFO and AFFO ($ in thousands):

	Three Months Ended March 31,
	2026	2025
Net income	$14,666	$15,531
Adjustments to arrive at FFO:
Depreciation and amortization	7,467	2,504
FFO	$22,133	$18,035
Adjustments to arrive at AFFO:
Straight-line rental income	(1,232)	(516)
Unrealized (gain)/loss on fair value of investments in real estate debt	(8)	(138)
Performance participation allocation	93	87
Amortization of restricted stock awards	25	25
Amortization of above- and below-market leases, net	(506)	(153)
AFFO	$20,505	$17,340

Net Asset Value

NAV per share is calculated in accordance with the valuation guidelines approved by our board of directors. Our total NAV presented in the following tables includes the NAV of our Class S shares, Class I shares, Class F-I shares, Class A-I shares, Class A-III shares and Class E shares and units held by parties other than us. The following table provides a breakdown of the major components of our total NAV as of March 31, 2026 ($ and shares/units in thousands):

Components of NAV	March 31, 2026
Investments in real estate	$857,843
Investments in real estate debt	1,189,658
Cash and cash equivalents	84,463
Restricted cash	3,076
Other assets	7,273
Mortgage notes at fair value, net of deferred financing costs	(154,285)
Secured debt arrangements, net	(329,861)
Other liabilities	(28,291)
Accrued performance participation allocation	(93)
Management fee payable	(1,227)
Net asset value	$1,628,556
Number of outstanding shares/units	75,724

The following table provides a breakdown of our total NAV and NAV per share/unit by class as of March 31, 2026 ($ and shares/units in thousands, except per share/unit data):

NAV Per Share/Unit	Class S Shares	Class D Shares	Class I Shares	Class F-I Shares	Class A-I Shares	Class A-III Shares	Class E Shares(1)	Third-party Operating Partnership Class A-I Units(2)	Third-party Operating Partnership Class E Units(2)	Total
Net asset value	$283	$106	$31,799	$31,162	$471,082	$938,910	$25,879	$124,001	$5,334	$1,628,556
Number of outstanding shares/units	13	5	1,512	1,486	21,851	43,664	1,195	5,752	246	75,724
NAV per share/unit as of March 31, 2026	$21.1746	$21.2521	$21.0372	$20.9697	$21.5595	$21.5029	$21.6478	$21.5595	$21.6478	$21.5064

___________

(1)
Class E shares of our common stock are offered to certain of Apollo's affiliates, directors and employees in one or more private placements.
(2)
Includes the Operating Partnership units held by parties other than us.

Consistent with the disclosure in our prospectus regarding our NAV calculation, our investments in real estate and real estate debt are initially valued at cost. The valuations of our real properties as of March 31, 2026, excluding certain newly acquired properties that are held at cost which we believe reflects the fair value of such properties, were provided by the independent valuation advisor in accordance with our valuation procedures. Certain key assumptions that were used by the independent valuation advisor in the discounted cash flow analysis are set forth in the following table based on weighted-averages by property types where we have multiple real estate investments. Once we own more than one retail property, we will include the key assumptions for such property type.

Property Type	Discount Rate	Exit Capitalization Rate
Industrial	7.6%	6.3%
Multifamily	7.2%	5.3%

A change in these assumptions or factors would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Industrial Investment Values	Multifamily Investment Values
Discount rate	0.25% Decrease	+1.99%	+1.95%
(weighted average)	0.25% Increase	(1.94)%	(1.91)%
Exit Capitalization Rate	0.25% Decrease	+2.31%	+3.12%
(weighted average)	0.25% Increase	(2.14)%	(2.84)%

The following table reconciles stockholders' equity and the Operating Partnership partners' capital per our condensed consolidated balance sheet to our NAV ($ in thousands):

Reconciliation of Stockholders' Equity to NAV	March 31, 2026
Stockholders' equity under U.S. GAAP	$1,444,028
Non-controlling interests attributable to the Operating Partnership and preferred stockholders	115,409
Redeemable non-controlling interests	5,334
Total stockholders' equity, redeemable non-controlling interests and the Operating Partnership partners' capital under GAAP	$1,564,771
Adjustments:
Unrealized net real estate appreciation	27,198
Accumulated depreciation and amortization	25,149
Advanced organization and offering costs and advanced operating expenses	11,415
Accrued stockholder servicing fee	23
NAV	$1,628,556

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

Distributions

Beginning in April 2023, we have declared and intend to continue to declare monthly distributions for each class of our common stock, which are generally paid 20 days after month-end. Distributions are made on all classes of our common stock at the same time and each class of our common stock received the same aggregate gross distribution per share; however, the net distribution differs for each class because of different allocations of class-specific stockholder servicing fees, management fees and performance participation allocation. The table below details the net per share distribution for each of our share classes for the three months ended March 31, 2026:

Record Date	Class S Shares	Class D Shares	Class I Shares	Class F-I Shares	Class A-I Shares and Operating Partnership Units	Class A-III Shares	Class E Shares and Operating Partnership Units
January 31, 2026	$0.0749	$0.0855	$0.0900	$0.0946	$0.0943	$0.0970	$0.1123
February 28, 2026	0.0762	0.0859	0.0900	0.0946	0.0943	0.0970	0.1123
March 31, 2026	0.0749	0.0855	0.0900	0.0946	0.0943	0.0970	0.1123
Total	$0.2260	$0.2569	$0.2700	$0.2838	$0.2829	$0.2910	$0.3369

The following tables summarize our distributions declared during the three months ended March 31, 2026 and 2024 ($ in thousands):

	Three Months Ended March 31, 2026		Three Months Ended March 31, 2025
	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$15,879	74%	$11,703	75%
Reinvested in shares	5,605	26%	3,984	25%
Total distributions(1)	$21,484	100%	$15,687	100%
Sources of distributions
Cash flows from operating activities(2)	$21,484	100%	$15,687	100%
Total sources of distributions	$21,484	100%	$15,687	100%

AFFO	$20,507		$17,340

___________

(1)
Includes distributions declared on Operating Partnership units.
(2)
During the three months ended March 31, 2026, we received cash flows from operating activities in the amount of $25.4 million.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents ($ in thousands):

	Three Months Ended March 31,
	2026	2025
Cash flows provided by operating activities	$25,370	$19,541
Cash flows used in investing activities	(11,938)	(187,886)
Cash flows provided by financing activities	12,712	134,208
Net increase/(decrease) in cash and cash equivalents and restricted cash	$26,144	$(34,137)

Cash flows provided by operating activities increased by approximately $5.8 million during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 due to increased cash flows from income related to our investments in real estate and real estate debt.

Cash flows used in investing activities decreased by approximately $175.9 million during the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease is primarily due to a $152.6 million increase in net repayments from our investments in real estate debt and $25.4 million fewer fundings for investments in real estate debt. This was offset by a $2.1 million increase in acquisition activity related to our investments in real estate.

Cash flows provided by financing activities decreased by approximately $121.5 million during the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease is primarily driven by a $78.4 million increase in net repayments of our secured debt arrangements, a $33.7 million net decrease in proceeds from the issuance of our common stock and preferred stock of subsidiary REITs, a $5.5 million increase in share repurchases and a $4.4 million increase in distributions. This was offset by a $0.5 million decrease in offering costs paid.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. There have been no material changes to our Critical Accounting Policies described in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 10, 2026.

Recent Accounting Pronouncements

See Note 2 - Summary of Significant Accounting Policies to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion concerning recent accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our investments in real estate debt and secured debt arrangements are primarily floating-rate and indexed to the Secured Overnight Financing Rate ("SOFR"), thereby exposing us to interest rate risk resulting in increases or decreases to net income depending on interest rate movements. As of March 31, 2026, we held $1.2 billion of investments in real estate debt, including real estate debt securities, and had outstanding borrowings of $331.0 million on our secured debt arrangements. While we cannot predict factors that may or may not affect interest rates, a 50 bps increase or decrease in SOFR would have resulted in an increase or decrease to income from investments in real estate debt of $1.2 million and an increase or decrease to interest expense of $0.4 million for the three months ended March 31, 2026.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal action arising in the ordinary course of business. As of March 31, 2026, we were not involved in any material legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed under Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 10, 2026.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

During the three months ended March 31, 2026, we sold equity securities that were not registered under the Securities Act. As described in Note 11 - Related Party Transactions to our condensed consolidated financial statements, the Adviser is entitled to an annual management fee payable monthly in cash, shares of common stock, or Operating Partnership units, in each case at the Adviser's election. For the three months ended March 31, 2026, the Adviser elected to receive its management fee in Class E shares and Class E units. In connection with the Adviser's election, we issued 150,506 Class E shares and 14,307 Class E units to the Adviser during the three months ended March 31, 2026 in satisfaction of the management fee. These issuances were made in reliance upon the exemption from the registration set forth in Section 4(a)(2) of the Securities Act.

The Special Limited Partner is also entitled to an annual performance participation allocation payable annually in cash or Operating Partnership units, in each case at the Special Limited Partner's election. For the three months ended March 31, 2026, the Special Limited Partner elected to receive its performance participation in a combination of Class E units and cash. In connection with this election, we issued 8,996 Class E units to the Special Limited Partner during the three months ended March 31, 2026 in satisfaction of the performance participation allocation for the year ended December 31, 2025. These issuances were made in reliance upon the exemption from the registration set forth in Section 4(a)(2) of the Securities Act.

During the three months ended March 31, 2026, we sold and issued 4,622 Class E shares to certain of Apollo's affiliates, employees and our directors pursuant to a private placement for an aggregate purchase price of $0.1 million. During the three months ended March 31, 2026, we issued 169 Class E shares to certain of Apollo's affiliates and employees in lieu of cash for the dividends paid for a total value of approximately $4 thousand. These issuances were made in reliance upon the exemption from the registration set forth in Section 4(a)(2) of the Securities Act.

During the three months ended March 31, 2026, all unitholders of the Operating Partnership elected to reinvest their dividends. In connection with such dividend reinvestment, we issued 74,873 and 3,604 Class A-I units and Class E units, respectively, to the unitholders of the Operating Partnership in lieu of cash for the dividends paid during the three months ended March 31, 2026. These issuances were made in reliance upon the exemption from registration set forth in Section 4(a)(2) of the Securities Act.

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

During the three months ended March 31, 2026, we repurchased 452,550 Class A-III shares, 335,286 Class A-I shares, 19,043 Class F-I shares and 497 Class I shares pursuant to our share repurchase plan for $17.4 million. We did not repurchase any Class S shares, Class D shares or Class E shares. The "Liquidity and Capital Resources" section within Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" details our sources of capital used to pay such repurchases.

Month of	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Repurchases as Percentage of NAV(1)	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs
January 2026	167,505	21.46	167,505	0.24%	—
February 2026	142,228	21.48	142,228	0.20%	—
March 2026	502,324	21.52	502,324	0.71%	—
Total	812,057	21.50	812,057	1.15%	—

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

4.1	Second Amended and Restated Share Repurchase Plan (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on July 2, 2025)
4.2	Second Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on July 2, 2025)
4.3	Form of Subscription Agreement (incorporated by reference to Exhibit 4.3 to the Registrant's Annual Report on Form 10-K filed on March 10, 2026)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page Interactive Data File (embedded with the Inline XBRL document)

*	Filed herewith

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

Apollo Realty Income Solutions, Inc.

May 8, 2026	By:	/s/ Jess Lipsey
Jess Lipsey
President, Chief Executive Officer and Director
(Principal Executive Officer)

May 8, 2026	By:	/s/ Anastasia Mironova
Anastasia Mironova
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)