Form 10-Q
period 2026-06-30
Apollo Realty Income Solutions, Inc.
filed 2026-08-11
CIK 1882850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 11, 2026, the Registrant had 76,246,931 outstanding shares of common stock, consisting of 49,012,363 Class A-III shares, 22,869,006 Class A-I shares, 1,305,096 Class F-I shares, 1,603,393 Class I shares, 5,089 Class D shares, 13,449 Class S shares and 1,438,535 Class E shares.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Apollo Realty Income Solutions, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands - except share data)

	June 30, 2026	December 31, 2025
Assets
Investments in real estate, net	$1,095,630	$684,412
Investments in real estate debt, at fair value	1,158,679	1,206,847
Cash and cash equivalents	81,435	58,492
Restricted cash	4,108	2,903
Other assets	111,039	128,497
Total assets(1)	$2,450,891	$2,081,151
Liabilities and Equity
Secured debt arrangements, net	$484,256	$348,110
Mortgage notes, net	210,203	154,162
Other liabilities	99,031	77,295
Due to affiliates	12,167	13,759
Total liabilities(1)	805,657	593,326
Commitments and contingencies (See Note 16)	—	—
Redeemable non-controlling interest	5,755	4,745
Equity
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized at June 30, 2026 and December 31, 2025, and none issued and outstanding	—	—
Common stock, $0.01 par value per share (See Note 14 - Equity)	737	659
Additional paid-in capital	1,530,764	1,363,537
Retained earnings (accumulated deficit)	(8,517)	4,696
Total stockholders' equity	1,522,984	1,368,892
Non-controlling interest attributable to the Operating Partnership	116,245	114,063
Non-controlling interest attributable to preferred stockholders	250	125
Total equity	1,639,479	1,483,080
Total liabilities and equity	$2,450,891	$2,081,151

(1)
Represents the consolidated assets and liabilities of ARIS Operating Partnership L.P., a Delaware limited partnership (the "Operating Partnership"). The Operating Partnership is a consolidated variable interest entity ("VIE"), of which Apollo Realty Income Solutions, Inc. (the "Company") is the sole general partner and owns approximately 92% and 92% as of June 30, 2026 and December 31, 2025, respectively. See "Note 2 - Summary of Significant Accounting Policies" for additional information.

See accompanying notes to unaudited condensed consolidated financial statements.

Apollo Realty Income Solutions, Inc.

Condensed Consolidated Statement of Operations (Unaudited)

(in thousands - except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Rental revenue	$19,418	$8,255	$35,868	$14,516
Total revenues	19,418	8,255	35,868	14,516
Expenses
Rental property operating	$6,128	$1,742	$10,410	$3,147
General and administrative	1,860	1,808	3,613	3,528
Management fee	3,818	2,930	7,443	5,593
Performance participation allocation	108	102	201	189
Depreciation and amortization	8,391	3,773	15,858	6,277
Total expenses	$20,305	$10,355	$37,525	$18,734
Other income
Income from investments in real estate debt	23,307	22,735	45,429	42,583
Other income	878	791	1,462	2,133
Interest expense	(8,143)	(4,221)	(15,413)	(7,762)
Total other income	16,042	19,305	31,478	36,954
Net income	$15,155	$17,205	$29,821	$32,736
Net income attributable to non-controlling interests in the Operating Partnership	$1,157	$1,621	$2,318	$3,203
Net income attributable to preferred stockholders	15	8	15	8
Net income attributable to the Company's stockholders	$13,983	$15,576	$27,488	$29,525

Net income per share of common stock, basic	$0.19	$0.29	$0.39	$0.57
Net income per share of common stock, diluted	$0.19	$0.29	$0.39	$0.57

Weighted-average shares of common stock outstanding, basic	72,696,198	54,412,754	70,737,307	51,692,982
Weighted-average shares of common stock outstanding, diluted	72,699,094	54,415,686	70,739,652	51,695,368

See accompanying notes to unaudited condensed consolidated financial statements.

Apollo Realty Income Solutions, Inc.

Condensed Consolidated Statement of Changes in Equity (Unaudited)

(in thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity	Non-Controlling Interest	Total Equity	Redeemable non-controlling interest

Balance at March 31, 2026	69,726	$697	$1,444,914	$(1,583)	$1,444,028	$115,409	$1,559,437	$5,334
Common stock issued	4,638	46	99,673	—	99,719	—	99,719	314
Amortization of restricted stock grants	—	—	25	—	25	—	25	—
Offering costs	—	—	(252)	—	(252)	—	(252)	—
Distribution reinvestments	188	2	4,057	—	4,059	1,634	5,693	85
Net income	—	—	—	13,983	13,983	1,109	15,092	63
Repurchase of common stock	(822)	(8)	(17,608)	—	(17,616)	—	(17,616)	—
Distributions to non-controlling interests in the Operating Partnership	—	—	—	—	—	(1,642)	(1,642)	(86)
Distributions to non-controlling preferred stockholders	—	—	—	—	—	(15)	(15)	—
Distributions declared on common stock	—	—	—	(20,917)	(20,917)	—	(20,917)	—
Allocation to redeemable non-controlling interest	—	—	(45)	—	(45)	—	(45)	45
Balance at June 30, 2026	73,730	$737	$1,530,764	$(8,517)	$1,522,984	$116,495	$1,639,479	$5,755

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity	Non-Controlling Interest	Total Equity	Redeemable non-controlling interest
Balance at March 31, 2025	51,044	$511	$1,047,783	$8,809	$1,057,103	$109,811	$1,166,914	$3,608
Common stock issued	5,057	51	107,417	—	107,468	—	107,468	294
Amortization of restricted stock grants	—	—	25	—	25	—	25	—
Offering costs	—	—	(735)	—	(735)	—	(735)	—
Distribution reinvestments	135	1	2,873	—	2,874	1,551	4,425	58
Net income	—	—	—	15,576	15,576	1,568	17,144	61
Repurchase of common stock	(150)	(2)	(3,190)	—	(3,192)	—	(3,192)	—
Distributions to non-controlling interests in the Operating Partnership	—	—	—	—	—	(1,557)	(1,557)	(60)
Distributions to non-controlling preferred stockholders	—	—	—	—	—	(8)	(8)	—
Distributions declared on common stock	—	—	—	(15,668)	(15,668)	—	(15,668)	—
Allocation to redeemable non-controlling interest	—	—	(17)	—	(17)	—	(17)	17
Balance at June 30, 2025	56,086	$561	$1,154,156	$8,717	$1,163,434	$111,365	$1,274,799	$3,978

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity	Non-Controlling Interest	Total Equity	Redeemable non-controlling interest
Balance at December 31, 2025	65,926	$659	$1,363,537	$4,696	$1,368,892	$114,188	$1,483,080	$4,745
Common stock issued	9,063	90	194,720	—	194,810	—	194,810	818
Amortization of restricted stock grants	—	—	50	—	50	—	50	—
Offering costs	—	—	(480)	—	(480)	—	(480)	—
Distribution reinvestments	370	4	7,968	—	7,972	3,248	11,220	163
Net income	—	—	—	27,488	27,488	2,210	29,698	123
Repurchase of common stock	(1,629)	(16)	(34,958)	—	(34,974)	—	(34,974)	—
Distributions to non-controlling interests in the Operating Partnership	—	—	—	—	—	(3,261)	(3,261)	(167)
Distributions to non-controlling preferred stockholders	—	—	—	—	—	(15)	(15)	—
Distributions declared on common stock	—	—	—	(40,701)	(40,701)	—	(40,701)	—
Allocation to redeemable non-controlling interest	—	—	(73)	—	(73)	—	(73)	73
Balance at June 30, 2026	73,730	$737	$1,530,764	$(8,517)	$1,522,984	$116,495	$1,639,479	$5,755

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity	Non-Controlling Interest	Total Equity	Redeemable non-controlling interest
Balance at December 31, 2024	45,212	$453	$924,645	$8,955	$934,053	$108,290	$1,042,343	$2,817
Common stock issued	11,086	111	235,276	-	235,387	-	235,387	1,027
Amortization of restricted stock grants	-	-	50	-	50	-	50	-
Offering costs	-	-	(1,284)	-	(1,284)	-	(1,284)	-
Distribution reinvestments	248	2	5,275	-	5,277	3,081	8,358	109
Net income	-	-	-	29,525	29,525	3,096	32,621	115
Repurchase of common stock	(460)	(5)	(9,781)	-	(9,786)	-	(9,786)	-
Distributions to non-controlling interests in the Operating Partnership	-	-	-	-	-	(3,094)	(3,094)	(115)
Distributions to non-controlling preferred stockholders	-	-	-	-	-	(8)	(8)	-
Distributions declared on common stock	-	-	-	(29,763)	(29,763)	-	(29,763)	-
Allocation to redeemable non-controlling interest	-	-	(25)	-	(25)	-	(25)	25
Balance at June 30, 2025	56,086	$561	$1,154,156	$8,717	$1,163,434	$111,365	$1,274,799	$3,978

See accompanying notes to unaudited condensed consolidated financial statements.

Apollo Realty Income Solutions, Inc.

Condensed Consolidated Statement of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Cash flows from operating activities
Net income	$29,821	$32,736
Adjustments to reconcile net income to net cash provided by operating activities:
Management fee	7,443	5,593
Performance participation allocation	201	189
Depreciation and amortization	15,858	6,277
Straight line rent amortization	(2,346)	(1,742)
Above- and below- market lease amortization, net	(1,425)	(299)
Amortization of discount/premium and payment-in-kind interest	(826)	(43)
Amortization of deferred financing costs	1,131	664
Amortization of restricted stock awards	50	50
Unrealized gain on fair value of investments in real estate debt	(342)	(287)
Realized gain on repayments of real-estate related securities	(47)	(77)
Changes in operating assets and liabilities:
Other assets	(523)	(1,710)
Due to affiliates	(1,532)	(1,532)
Other liabilities	5,089	2,395
Cash settlement of performance participation allocation	(194)	—
Net cash provided by operating activities	52,358	42,214
Cash flows from investing activities:
Acquisitions of real estate	(405,360)	(171,913)
Capital improvements to real estate	(168)	(88)
Returned investment acquisition deposit	500	—
Origination and acquisition of commercial mortgage and mezzanine loans	—	(121,308)
Purchase of real estate-related securities	(25,000)	(14,963)
Add-on fundings of commercial mortgage loans	(125,545)	(160,443)
Repayments of commercial mortgage and mezzanine loans	238,164	114,107
Repayments from real estate-related securities	11,526	14,806
Net cash used in investing activities	(305,883)	(339,802)
Cash flows from financing activities:
Borrowings from mortgage notes	56,383	58,300
Borrowings from secured debt arrangements	233,074	31,002
Repayments of secured debt arrangements	(128,898)	(2,579)
Payment of deferred financing costs	(846)	(1,479)
Proceeds from issuance of common stock	188,118	230,555
Proceeds from issuance of preferred equity by subsidiary REITs	125	—
Distributions paid	(31,970)	(23,435)
Distributions to non-controlling preferred stockholders	(15)	(8)
Repurchase of common stock	(37,764)	(10,637)
Offering costs paid	(534)	(1,200)
Net cash provided by financing activities	277,673	280,519
Net change in cash, cash equivalents and restricted cash	24,148	(17,069)
Cash, cash equivalents and restricted cash, beginning of period	61,395	82,405
Cash, cash equivalents and restricted cash, end of period	$85,543	$65,336

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$81,435	$64,206
Restricted cash	4,108	1,130
Total cash, cash equivalents and restricted cash	$85,543	$65,336
Supplemental disclosure of cash flow information:
Cash paid for interest	$13,646	$6,621
Non-cash investing and financing activities:
Change in loan proceeds held by servicer for repayment of commercial mortgage loan	$(49,761)	$—
Change in loan proceeds held by servicer for repayment of secured debt arrangements	$(31,350)	$—
Accrued offering costs	$171	$318
Accrued stockholder servicing fees due to affiliate	$24	$15
Accrued deferred financing costs	$—	$488
Distribution reinvestments	$11,383	$8,467
Distributions accrued and not paid	$7,675	$5,929
Accrued repurchases of common stock	$4,173	$1,347
Issuance of Class E shares for payment of management fee	$6,692	$4,832
Redeemable non-controlling interest issuance as Class E units of the Operating Partnership for payment of management fee	$624	$584
Redeemable non-controlling interest issuance as Class E units of the Operating Partnership for payment of performance participation allocation	$194	$443
Allocation to redeemable non-controlling interests	$73	$25

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

As of June 30, 2026, the Company owned 18 properties, had 22 investments in commercial real estate debt, and held 30 positions in real estate-related securities. The Company currently operates in two reportable segments: Real Estate and Real Estate Debt. See "Note 17 - Segment Reporting" for additional information.

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

These unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position, results of operations and cash flows have been included. The Company's results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full year or any other future period.

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

Cash and Cash Equivalents

Cash and cash equivalents represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. As of June 30, 2026 and December 31, 2025, the Company held $81.4 million and $58.5 million of cash and cash equivalents, respectively.

Restricted Cash

Restricted cash represents cash held in a deposit account controlled by a third party, tenant security deposits and reserves held in escrow related to real estate taxes, insurance and repairs and maintenance in connection with mortgages on certain of the Company's properties. As of June 30, 2026 and December 31, 2025, the Company held $4.1 million and $2.9 million in restricted cash, respectively.

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

As of June 30, 2026, the Company's investments in real estate debt consisted of commercial mortgage and mezzanine loans secured by real estate assets and real estate-related securities. The Company has elected the fair value option ("FVO") for investments in commercial mortgage and mezzanine loans secured by real estate assets as the Company believes fair value provides a more accurate depiction of the value of these assets. Real-estate related securities meet the criteria to be classified as trading securities under ASC 320, "Investments". The Company generally determines the fair value of its investments in real estate debt by utilizing third-party pricing service providers whenever available.

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

The following table details the Company's assets measured at fair value on a recurring basis ($ in thousands):

	June 30, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Investments in real estate debt	$—	$135,136	$1,023,543	$1,158,679	$—	$121,521	$1,085,326	$1,206,847
Total	$—	$135,136	$1,023,543	$1,158,679	$—	$121,521	$1,085,326	$1,206,847

The following table details the Company's assets measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

Investments in Real Estate Debt
Balance as of December 31, 2025	1,085,326
Originations, acquisitions, and add on fundings	125,545
Repayments	(188,403)
Amortization of discount/premium and payment-in-kind interest	826
Included in net income:
Unrealized gain from investments in real estate debt	249
Balance as of June 30, 2026	1,023,543

The following table contains the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy ($ in thousands):

	June 30, 2026
	Fair Value	Valuation Technique	Unobservable Inputs	Rate Range	Weighted Average	Impact to Valuation from an Increase in Input
Assets:
Investments in real estate debt	$1,023,543	Discounted cash flow	Discount rate	5.95% - 11.00%	7.3%	Decrease

	December 31, 2025
	Fair Value	Valuation Technique	Unobservable Inputs	Rate Range	Weighted Average	Impact to Valuation from an Increase in Input
Assets:
Investments in real estate debt	$1,085,326	Discounted cash flow	Discount rate	5.98% - 11.00%	7.6%	Decrease

Valuation of liabilities not measured at fair value

As of June 30, 2026 and December 31, 2025, the fair value of the Company's secured debt arrangements and mortgage notes was $696.0 million, which was $1.9 million below carrying value, and $505.9 million, which approximated carrying value, respectively. The fair value of the Company's indebtedness is estimated by modeling the cash flows required by the Company's debt arrangements and mortgages and discounting them back to the present value using an appropriate discount rate. Additionally, the Company considers current market rate and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company's indebtedness are considered Level 3.

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

Real estate assets will be evaluated for impairment on a quarterly basis. The Company will consider the following factors when performing its impairment analysis: (1) management, having the authority to approve the action, commits to a plan to sell the asset; (2) significant negative industry and economic outlook or trends; (3) expected material costs necessary to extend the life or operate the real estate asset; and (4) its ability to hold and dispose of the real estate asset in the ordinary course of business. A real estate asset is considered impaired when the sum of estimated future undiscounted cash flows to be generated by the real estate asset over the estimated remaining holding period is less than the carrying value of such real estate asset. An impairment charge is recorded equal to the excess of the carrying value of the real estate asset over the fair value. When determining the fair value of a real estate asset, the Company makes certain assumptions including, but not limited to, consideration of projected operating cash flows, comparable selling prices and projected cash flows from the eventual disposition of the real estate asset based upon its estimate of a capitalization rate and discount rate. As of June 30, 2026, the Company had not recorded any impairments on its investments in real estate.

Investments in Real Estate Debt

The Company's investments in real estate debt consist of commercial mortgage and mezzanine loans secured by real estate and real estate-related securities. The Company has elected the FVO for its commercial mortgage and mezzanine loans secured by real estate. During the six months ended June 30, 2026, real-estate related securities met the criteria to be classified as trading securities under ASC 320, "Investments". Trading securities are recognized on a trade date basis and are carried at fair value. The unrealized gain or loss associated with holding real estate debt investments at fair value are recorded as a component of income from investments in real estate debt on the Company's condensed consolidated statement of operations. For both the three and six months ended June 30, 2026, the Company recorded $0.3 million of unrealized gains on its investments in real estate debt. For the three and six months ended June 30, 2025, the Company recorded $0.1 million and $0.3 million of unrealized gains on its investments in real estate debt, respectively.

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

The Company evaluates the collectability of receivables related to rental revenue on an individual lease basis. Management exercises judgment in assessing collectability and considers the length of time a receivable has been outstanding, tenant creditworthiness, payment history, available information about the financial condition of the tenant, and current economic trends, among other factors. Tenant receivables that are deemed uncollectible are recognized as a reduction to rental revenue. However, any future cash receipt on leases that are deemed uncollectible will be recorded as income on a cash basis. As of June 30, 2026, no rental revenue from the Company's leases was deemed uncollectible.

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

Commercial mortgage and mezzanine loans that are significantly past due may be placed on non-accrual status if the Company determines it is probable that it will not collect all payments which are contractually due. When a loan is placed on non-accrual status, interest is only recorded as interest income when it is received. A loan may be placed back on accrual status if the Company determines it is probable that it will collect all payments which are contractually due. As of June 30, 2026, none of the Company's loans were on non-accrual status.

Income Taxes

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Code commencing with its taxable year ended December 31, 2023. As long as the Company qualifies for taxation as a REIT, it generally will not be subject to federal corporate income tax to the extent it distributes its taxable income to stockholders. REITs are also subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain federal, state and local taxes on its income and property, including taxes on any undistributed income. For the six months ended June 30, 2026, no material deferred tax assets or liabilities have been recognized, and detailed tabular disclosure are not presented due to the insignificance of reported tax expense.

The Company has formed wholly owned subsidiaries, one or more of which function as taxable REIT subsidiaries (each, a "TRS"). With respect to each TRS, the Company has filed a TRS election, together with such subsidiary, with the Internal Revenue Service. In general, a TRS may perform additional services for the Company's tenants and generally may engage in any real estate or non-real estate-related business. Each TRS is subject to income taxation at the federal, state and local levels, as applicable, at regular corporate tax rates. The tax returns filed by the Company and any TRS for tax years 2022, 2023 and 2024 remain subject to examination by taxing authorities.

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

The following table details the selling commissions, dealer manager fees, and stockholder servicing fees for each applicable share class as of June 30, 2026:

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

The Dealer Manager has entered into agreements with selected dealers that agree to distribute the Company's shares in the Follow-On Offering, which will provide, among other things, for the reallowance of the full amount of the selling commissions and stockholder servicing fees to such selected dealers. The Company will cease paying the stockholder servicing fee with respect to any Class S share or Class D share held in a stockholder's account at the end of the month in which the total selling commissions, dealer manager fees and stockholder servicing fees paid with respect to such shares would exceed, in the aggregate, 8.75% of the gross proceeds from the sale of such share. There is not a stockholder servicing fee, upfront selling commission or dealer manager fee with respect to Class I shares, Class F-I shares, Class A-I shares, and Class A-III shares. The Company accrues the cost of the stockholder servicing fee as an offering cost at the time each Class S share and Class D share is sold during the primary offering. As of June 30, 2026, the Company had accrued $23 thousand of stockholder servicing fees related to Class S and Class D shares sold. Such fees are recorded as a component of due to affiliates on the Company's condensed consolidated balance sheet.

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

In December 2025, the FASB issued ASU 2025-11 Interim Reporting (Topic 270): Narrow-Scope Improvements, which related to interim disclosure requirements. The amendments in this update clarify current interim disclosure requirements and provide a comprehensive list of required interim disclosures. The update also incorporates a disclosure principle that requires entities to disclose events that occur after the end of the last annual reporting period. This update is effective for interim periods within annual periods beginning after December 15, 2027, though early adoption is permitted. The Company plans to adopt this pronouncement for the interim periods within the fiscal year beginning January 1, 2028, and does not expect it to have a material effect on the Company’s condensed consolidated financial statements.

Note 3 - Investments in Real Estate

As of June 30, 2026 and December 31, 2025, the Company's investments in real estate, net, consisted of the following ($ in thousands):

	June 30, 2026	December 31, 2025
Building and building improvements	$905,557	$590,628
Land and land improvements	199,483	98,465
Furniture, fixtures and equipment	6,742	5,348
Tenant improvements	11,147	6,736
Total	1,122,929	701,177
Accumulated depreciation	(27,299)	(16,765)
Investment in real estate, net	$1,095,630	$684,412

Acquisitions

During the six months ended June 30, 2026, the Company acquired $405.2 million of investments in real estate, which were comprised of three industrial properties and one multifamily property, and funded $0.1 million of post-closing acquisition costs related to acquisitions made during the year ended December 31, 2025.

During the year ended December 31, 2025, the Company acquired $471.2 million of investments in real estate, which were comprised of seven industrial properties and two multifamily properties.

The following table provides further details of the properties acquired during the six months ended June 30, 2026 and the year ended December 31, 2025 ($ in thousands):

	Location	Property Type	Acquisition Date	Total Purchase Price (1)
2026 Acquisitions:
225 Midland Court	McDonough, Georgia	Industrial	February 2026	$79,743
6227 Cajon Blvd	San Bernardino, California	Industrial	May 2026	123,296
7111 S Crismon Road	Mesa, Arizona	Industrial	June 2026	116,480
Masons Keepe	Manassas, Virginia	Multifamily	June 2026	85,715
Total 2026 acquisitions				$405,234

2025 Acquisitions:
2865 Charter Street	Columbus, Ohio	Industrial	March 2025	$75,230
Parc Westborough	Westborough, Massachusetts	Multifamily	May 2025	96,687
3707 W NC 10 Hwy	Newton, North Carolina	Industrial	August 2025	55,261
8681 W Jefferson Street	Tolleson, Arizona	Industrial	September 2025	33,998
2400 S Council Road	Oklahoma City, Oklahoma	Industrial	December 2025	60,135
111 Eames Street	Wilmington, Massachusetts	Industrial	December 2025	17,114
100 John Road	Canton, Massachusetts	Industrial	December 2025	15,651
1450 S Loop Road	Alameda, California	Industrial	December 2025	21,542
The Brooke at Rocky Point	Tampa, Florida	Multifamily	December 2025	95,534
Total 2025 acquisitions				$471,152

(1) Purchase price is inclusive of closing costs.

The following table summarizes the purchase price allocation for the properties acquired during the six months ended June 30, 2026, and for the properties acquired during the year ended December 31, 2025 ($ in thousands):

	June 30, 2026	December 31, 2025
Building and building improvements	$314,809	$370,943
Land and land improvements	100,918	68,968
In-place lease intangibles	34,959	36,546
Tenant improvements	4,351	4,224
Furniture, fixtures and equipment	1,381	4,177
Above-market lease intangibles	464	1,077
Below-market lease intangibles	(51,648)	(14,783)
Total purchase price	$405,234	$471,152

Intangible assets are recorded in other assets on the accompanying condensed consolidated balance sheet. The intangibles of the properties are amortized over the remaining lease terms that they were derived from. As a result, the Company's intangibles have a weighted average amortization period of approximately 11 years. As of June 30, 2026 and December 31, 2025, the Company did not recognize any impairment on its real estate investments.

Note 4 - Investments in Real Estate Debt

The following table details the Company's investments in real estate debt as of June 30, 2026 ($ in thousands):

	June 30, 2026
Type of Investment in Real Estate Debt	Number of Positions	Weighted Average Coupon (1)	Weighted Average Maturity Date (2)	Face Amount	Cost Basis	Fair Value
Commercial mortgage loan	21	7.1%	August 2029(4)	$961,110	$960,945	$961,043
Mezzanine loan	1	11.0%	July 2029	62,500	62,500	62,500
Real estate-related securities (3)	30	5.1%	August 2040	134,994	134,900	135,136
Total investments in real estate debt:	52	7.0%	September 2030	$1,158,604	$1,158,345	$1,158,679

The following table details the Company's investments in real estate debt as of December 31, 2025 ($ in thousands):

	December 31, 2025
Type of Investment in Real Estate Debt	Number of Positions	Weighted Average Coupon (1)	Weighted Average Maturity Date (2)	Face Amount	Cost Basis	Fair Value
Commercial mortgage loan	23	7.2%	July 2029 (4)	$973,173	$972,976	$972,826
Mezzanine loan	2	10.6%	April 2028	112,500	112,500	112,500
Real estate-related securities (3)	32	5.3%	September 2039	121,512	121,379	121,521
Total investments in real estate debt:	57	7.3%	June 2030	$1,207,185	$1,206,855	$1,206,847

(1)
Based on applicable benchmark rates as of June 30, 2026 and December 31, 2025, respectively.
(2)
Weighted average maturity date is based on fully extended maturity.
(3)
The Company's real estate-related securities consist of floating-rate commercial mortgage backed securities ("CMBS").
(4)
One of the Company's commercial mortgage loans, with a cost basis and fair value of $17.7 million, is past its contractual maturity. From the maturity date through the date of this quarterly report, the Company received all the monthly interest income payments on the loan, which are consistent with the interest rate provided for in the original loan agreement, and principal repayments of $5.2 million. During the year ended December 31, 2025, the borrower filed for Chapter 11 bankruptcy. The Company evaluated the loan for collectability as of the date of this quarterly report and determined that the loan is fully recoverable.

The table below details the type of properties securing the loans in the Company's portfolio at the dates indicated ($ in thousands):

	June 30, 2026		December 31, 2025
Property Type	Fair Value	% of Portfolio	Fair Value	% of Portfolio
Data Center	$338,323	33.1%	$322,066	29.7%
Multifamily	282,623	27.6%	329,206	30.3%
Self-Storage	96,313	9.4%	95,181	8.7%
Mixed Use	94,163	9.2%	93,370	8.6%
Production Studio	94,067	9.2%	80,912	7.5%
Hotel	93,147	9.1%	90,116	8.3%
Life Sciences	24,907	2.4%	24,475	2.3%
Industrial	-	0.0%	50,000	4.6%
Total	$1,023,543	100.0%	$1,085,326	100.0%

The table below details the geographic distribution of the properties securing the loans in the Company's portfolio at the dates indicated ($ in thousands):

	June 30, 2026		December 31, 2025
Geographic Location	Fair Value	% of Portfolio	Fair Value	% of Portfolio
West	$287,345	28.1%	$325,656	30.0%
Northeast	281,010	27.6%	280,622	25.8%
Southwest	234,878	22.9%	220,030	20.3%
Mid-Atlantic	115,051	11.2%	140,153	12.9%
Midwest	68,000	6.6%	82,485	7.6%
Southeast	37,259	3.6%	36,380	3.4%
Total	$1,023,543	100.0%	$1,085,326	100.0%

The total income from investments in real estate debt disclosed on the Company's condensed consolidated statement of operations relates to interest income, upfront fees, amortization of premiums/discounts, and realized and unrealized gain/(loss) on these investments in real estate debt. For both the three and six months ended June 30, 2026, the Company recorded $0.3 million of unrealized gains on its investments in real estate debt. For the three and six months ended June 30, 2025, the Company recorded $0.1 million and $0.3 million of unrealized gains on its investments in real estate debt, respectively. For both the three and six months ended June 30, 2026, the Company recorded de minimis realized gains on its investments in real estate debt. For the three and six months ended June 30, 2025, realized gains on investments in real estate debt were de minimis and $0.1 million, respectively.

Note 5 - Other Assets

The following table details the components of the Company's other assets at the dates indicated ($ in thousands):

	June 30, 2026	December 31, 2025
Real estate intangibles, net	$93,507	$63,564
Straight-line rent receivable	9,182	6,836
Interest receivable	5,230	5,838
Deferred financing costs, net	38	47
Other	3,082	1,631
Loan proceeds held by servicer (1)	—	50,081
Investment acquisition deposit	—	500
Total	$111,039	$128,497

(1)
Includes loan principal, interest, and other fees held by the Company's third-party servicers as of December 31, 2025 and remitted during the January remittance cycle.

Note 6 - Intangibles

The gross carrying amount and accumulated amortization of the Company's intangible assets consisted of the following as of the dates indicated ($ in thousands):

	June 30, 2026	December 31, 2025
Intangible assets:
In-place lease intangibles	$107,821	$72,857
Above-market lease intangibles	2,879	2,415
Total intangible assets	110,700	75,272
Accumulated amortization:
In-place lease amortization	(16,693)	(11,369)
Above-market lease amortization	(500)	(339)
Total real estate intangible assets, net	$93,507	$63,564
Intangible liabilities
Below-market lease intangibles	$(77,290)	$(25,638)
Total intangible liabilities	(77,290)	(25,638)
Accumulated amortization:
Below-market lease amortization	3,803	2,217
Total real estate intangible liabilities, net	$(73,487)	$(23,421)

The estimated future amortization on the Company's intangibles for each of the next five years and thereafter as of June 30, 2026, is as follows ($ in thousands):

	In-Place Lease Intangibles	Above-Market Intangibles	Below-Market Intangibles
2026 (remaining)	6,032	168	(3,174)
2027	10,119	360	(6,349)
2028	10,101	360	(6,340)
2029	10,049	360	(6,316)
2030	9,780	360	(6,224)
2031	9,311	360	(6,076)
Thereafter	35,736	411	(39,008)
	$91,128	$2,379	$(73,487)

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

The following table summarizes the fixed and variable components of the Company's operating leases ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Fixed lease payments	$15,322	$7,384	$29,259	$12,556
Variable lease payments	3,177	$725	5,184	1,662
Lease revenue	$18,499	$8,109	$34,443	$14,218
Above- and below-market lease amortization	919	146	1,425	298
Rental revenue	$19,418	$8,255	$35,868	$14,516

The following table presents the undiscounted future minimum rents the Company expects to receive for its industrial, retail and multifamily properties as of June 30, 2026 ($ in thousands):

Year	Future Minimum Rents
2026 (remaining)	33,218
2027	70,507
2028	48,562
2029	52,133
2030	51,479
2031	46,820
Thereafter	291,479
Total	$594,198

Note 8 - Mortgage Notes

The Company's mortgage notes at June 30, 2026 and December 31, 2025 are detailed in the following table ($ in thousands):

	June 30, 2026			December 31, 2025
	Principal Balance Outstanding	Weighted Average Interest Rate	Weighted Average Maturity Date	Principal Balance Outstanding	Weighted Average Interest Rate	Weighted Average Maturity Date
Fixed rate mortgages	$212,683	5.27%	August 2030	$156,300	5.31%	April 2030
Less: Unamortized deferred financing costs	(2,480)			(2,138)
	$210,203			$154,162

During the six months ended June 30, 2026, the Company obtained a $56.4 million fixed-rate mortgage to finance the acquisition of Masons Keepe, a 270-unit, garden style multifamily property located in Manassas, VA. During the year ended December 31, 2025, the Company obtained a total of $120.3 million in fixed-rate mortgages to finance certain of its investments in real estate and did not repay any mortgage loans.

The following table details the future principal payments due under the Company's mortgage loans as of June 30, 2026 ($ in thousands):

Year	Amount
2026 (remaining)	$-
2027	-
2028	36,000
2029	-
2030	58,300
2031	118,383
Total	$212,683

The Company is subject to various financial and operational covenants under certain of its mortgage loans. As of June 30, 2026 and December 31, 2025, the Company was in compliance with all of its loan covenants.

Note 9 - Secured Debt Arrangements

The Company's borrowings under secured debt arrangements at June 30, 2026 and December 31, 2025 are detailed in the following table ($ in thousands):

	June 30, 2026				December 31, 2025
	Maximum Amount of Borrowings	Borrowings Outstanding	Weighted Average Borrowing Costs	Maturity Date (1)	Maximum Amount of Borrowings	Borrowings Outstanding	Weighted Average Borrowing Costs	Maturity Date (1)
JPM Repurchase Facility	$400,000	$318,874	SOFR + 1.94%	October 2028	$400,000	$240,069	SOFR + 2.02%	October 2028
Barclays Repurchase Facility	500,000	166,273	SOFR + 1.75%	July 2030	500,000	69,535	SOFR + 1.75%	July 2030
BofA Repurchase Facility	N/A	-	N/A	N/A	N/A	40,017	SOFR + 0.55%	March 2026
Total secured debt arrangements		$485,147	SOFR + 1.88%			$349,621	SOFR + 1.80%
Less: Unamortized deferred financing costs		(891)				(1,511)
Total secured debt arrangements, net		$484,256				$348,110
(1)
Maturity date assumes extensions at the Company's option are exercised with consent of the financing provider.

At June 30, 2026, the Company's borrowings had the following maturities ($ in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
JPM Repurchase Facility	$-	$51,981	$266,893	$-	$318,874
Barclays Repurchase Facility	-	18,518	147,755	-	166,273
Total	$-	$70,499	$414,648	$-	$485,147

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

The Company was in compliance with the covenants under its secured financing as of June 30, 2026 and December 31, 2025. The impact of macroeconomic conditions on the commercial real estate markets and global capital markets, including increased interest rates, changes to fiscal and monetary policy, slower economic growth or recession, labor shortages, and recent distress in the banking sector, may make it more difficult to meet or satisfy these covenants in the future.

Note 10 - Other Liabilities

The following table details the components of the Company's other liabilities at the date indicated ($ in thousands):

	June 30, 2026	December 31, 2025
Below market lease intangibles, net	$73,487	$23,421
Accounts payable and accrued expenses	9,274	6,634
Distribution payable	7,675	6,899
Real estate taxes payable	4,422	1,912
Accrued repurchases of common stock	4,173	6,963
Secured debt repayments pending servicer remittance(1)	—	31,466
Total	$99,031	$77,295

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

The Special Limited Partner holds a performance participation interest in the Operating Partnership that entitles it to receive an allocation from the Operating Partnership on Class S shares, Class D shares, and Class I shares equal to 12.5% of the annual Total Return, subject to a 5% annual Hurdle Amount and a High Water Mark, with a Catch-Up (each term as defined in the limited partnership agreement of the Operating Partnership, by and among the Company, as general partner, the Special Limited Partner and the limited partners party thereto from time to time (as amended, restated or otherwise modified from time to time, the "Limited Partnership Agreement")). On Class F-I shares, the Special Limited Partner is entitled to receive an allocation equal to 9.0% of the annual Total Return, subject to a 5% annual Hurdle Amount and a High Water Mark, with a Catch-Up (each term as defined in the Limited Partnership Agreement). Such allocation accrues monthly and is paid annually. There is no performance participation interest with respect to Class A-I shares, Class A-III shares, and Class E shares. The performance participation interest is paid, at the Adviser's election, in cash, Class E shares, Class E units or any combination thereof. During both the three and six months ended June 30, 2026 and June 30, 2025, the Company accrued $0.1 million and $0.2 million of performance participation allocation.

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

The Company has engaged Nations Land Services, L.P. ("Nations"), a title agent company affiliated with Apollo. Nations acts as a title agent in facilitating and issuing title insurance in connection with investments by the Company, affiliates, and related parties, and third parties. Apollo receives distributions from Nations in connection with investments by the Company based on its equity interest in Nations. In each case, there will be no related offset to the Company. During the six months ended June 30, 2026, the Company incurred $0.1 million of expenses for services provided by Nations. During the six months ended June 30, 2025, the Company incurred $0.2 million of expenses for services provided by Nations.

The Company has engaged Alchelyst Holdings LLC ("Alchelyst"), formerly known as Lyra Client Solutions Holdings, LLC, an end-to-end client service platform affiliated with Apollo. Alchelyst provides administration, data management, trade operations, investor onboarding and servicing, technology and other similar services for institutional, global wealth, global family office and retail investors. During the six months ended June 30, 2026, the Company incurred $0.2 million of expenses for services provided by Alchelyst. During the six months ended June 30, 2025, the Company incurred $0.1 million of expenses for services provided by Alchelyst.

The Company has engaged Bridge Property Management, L.C. ("BPM"), a full-service property management company affiliated with Apollo, to manage, operate, maintain and service certain of the Company's properties. During the six months ended June 30, 2026, the Company incurred $0.2 million of expenses for services provided by BPM. During the six months ended June 30, 2025, the Company did not incur any expenses for services provided by BPM.

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

From time to time, the Company makes co-investments in commercial mortgage and mezzanine loans alongside Apollo affiliates. As of June 30, 2026, all of the Company's investments in commercial mortgage and mezzanine loans were pari-passu co-investments with Apollo affiliates.

The Company may also offer Class E shares, which will only be available to certain of Apollo's affiliates, directors and employees, in one or more private placements. These shares are not being offered to the public pursuant to the Follow-On Offering and will not incur any upfront selling costs, ongoing servicing costs, management fee or performance participation allocation.

Apollo ARIS Holdings LLC, an indirect wholly-owned subsidiary of Apollo, has elected to reinvest the dividends declared on its Class F-I shares, which resulted in the issuance of 157 and 312 additional Class F-I shares during the three and six months ended June 30, 2026, respectively.

An affiliate of Apollo has elected to reinvest its dividends declared on its Class A-I units, which resulted in the issuance of 75,660 and 150,533 additional Class A-I units during the three and six months ended June 30, 2026, respectively.

Due to Affiliates

The following table details the Company's expenses that are due to its Adviser:

	June 30, 2026	December 31, 2025
Organization and offering	$5,549	$6,347
General and administrative	5,100	5,834
Management fee payable	1,293	1,167
Accrued performance participation allocation	201	389
Accrued stockholder servicing fee	24	22
Total	$12,167	$13,759

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

Management Fee Payable

The Adviser is entitled to a management fee equal to 1.25% of NAV per annum, payable monthly on Class S shares, Class D shares, and Class I shares. The Adviser will be paid a management fee equal to 1.0% of NAV per annum, payable monthly on Class F-I shares, and Class A-I shares. The Adviser will be paid a management fee equal to 1.0% of NAV for Class A-III shares per annum payable monthly; and provided that, for the period from April 1, 2023 through January 2, 2027, this management fee will be reduced to 0.85% of NAV for Class A-III shares per annum payable monthly. The management fee will be paid, at the Adviser's election, in cash, Class E shares, Class E units or any combination thereof. During the three and six months ended June 30, 2026, the Company incurred $3.8 million and $7.4 million of management fees.

During the three and six months ended June 30, 2026, the Company issued 158,467 and 308,973 Class E shares and 14,495 and 28,802 Class E units to the Adviser as payment for its management fee, respectively. The shares and units issued to the Adviser for payment of the management fee were issued at the applicable NAV per share/unit at the end of each month for which the fee was earned, in reliance upon the exemption from registration set forth in Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act"). The Adviser did not submit any repurchase requests for any shares or Operating Partnership units previously issued as payment for the management fee during the six months ended June 30, 2026.

The Adviser has elected to reinvest the dividends declared on the shares and Operating Partnership units issued for its management fee. In connection with such dividend reinvestment, the Company issued (i) 18,306 and 34,018 Class E shares and (ii) 2,950 and 5,642 Class E units to the Adviser in lieu of cash for the dividends paid during the three and six months ended June 30, 2026.

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

The performance participation interest is accrued monthly and paid annually. During the six months ended June 30, 2026, the Company issued 8,996 Class E units to the Special Limited Partner in partial satisfaction of the performance participation allocation earned during the year ended December 31, 2025, with the remaining balance being satisfied in cash. The Operating Partnership units issued to the Special Limited Partner for payment of the performance participation allocation were issued at the applicable NAV per share/unit as of December 31, 2025, in reliance upon the exemption from registration set forth in Section 4(a)(2) of the Securities Act. The Special Limited Partner did not submit any repurchase requests for any Operating Partnership units previously issued as payment of the performance participation allocation during the three and six months ended June 30, 2026.

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

The following table summarizes the grants, vesting and forfeitures of restricted common stock during the six months ended June 30, 2026:

	Restricted Stock	Grant Date Fair Value ($ in thousands)
Outstanding as of December 31, 2025	4,681
Granted	4,622	100
Vested	(4,681)	—
Forfeiture	—	—
Outstanding as of June 30, 2026	4,622

Restricted Stock Grants

During the six months ended June 30, 2026, the Company issued 4,622 Class E shares to the independent directors of the Company's board of directors to cover the restricted stock portion of the annual base director’s fee for the independent directors’ services to the Company. The fair value of these shares was determined using the most recently available NAV and they are subject to a one year vesting period.

During the three and six months ended June 30, 2026, the Company recorded $25 thousand and $50 thousand of restricted stock amortization as general and administrative expenses in the condensed consolidated statement of operations, respectively. There are nine months of remaining amortization related to the grants of restricted stock, which represents unrecognized compensation cost of $75 thousand as of June 30, 2026

Note 14 - Equity

Authorized Capital

As of June 30, 2026, the Company is authorized to issue preferred stock and seven classes of common stock consisting of Class S shares, Class D shares, Class I shares, Class F-I shares, Class A-I shares, Class A-III shares, and Class E shares. The differences among the classes of common stock relate to upfront selling commissions, dealer manager fees, and ongoing stockholder servicing fees, as well as varying management and performance participation allocations. See "Note 11 - Related Party Transactions" for additional information.

As of June 30, 2026 and December 31, 2025, the Company had the following classes of common stock authorized, issued and outstanding:

	June 30, 2026		December 31, 2025
Classification	Shares Authorized	Shares Issued and Outstanding	Shares Authorized	Shares Issued and Outstanding
Preferred Stock, $0.01 par value per share	100,000,000	—	100,000,000	—
Class S Shares, $0.01 par value per share	100,000,000	13,428	100,000,000	12,148
Class D Shares, $0.01 par value per share	100,000,000	5,069	100,000,000	4,948
Class I Shares, $0.01 par value per share	150,000,000	1,550,794	150,000,000	1,417,857
Class F-I Shares, $0.01 par value per share	100,000,000	1,305,507	100,000,000	1,501,847
Class A-I Shares, $0.01 par value per share	200,000,000	22,561,297	200,000,000	21,177,373
Class A-III Shares, $0.01 par value per share	250,000,000	46,916,378	250,000,000	40,787,455
Class E Shares, $0.01 par value per share	100,000,000	1,377,108	100,000,000	1,024,460
Total	1,100,000,000	73,729,581	1,100,000,000	65,926,088

Common Stock

The following table details the movement in the Company's outstanding shares of common stock:

	Class S	Class D	Class I	Class F-I	Class A-I	Class A-III	Class E
Beginning balance, December 31, 2025	12,148	4,948	1,417,857	1,501,847	21,177,373	40,787,455	1,024,460
Common stock issued	1,162	—	88,854	—	891,446	3,288,976	155,130
Repurchase of common stock	—	—	(497)	(19,043)	(335,286)	(452,550)	—
Dividend reinvestment	57	60	5,333	3,261	116,772	40,530	15,881
Ending balance, March 31, 2026	13,367	5,008	1,511,547	1,486,065	21,850,305	43,664,411	1,195,471
Common stock issued	—	—	55,232	—	719,997	3,699,444	163,088
Repurchase of common stock	—	—	(21,731)	(183,807)	(127,993)	(488,959)	—
Dividend reinvestment	61	61	5,746	3,249	118,988	41,482	18,549
Ending balance, June 30, 2026	13,428	5,069	1,550,794	1,305,507	22,561,297	46,916,378	1,377,108

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

The following tables detail the aggregate distributions declared for each applicable class of common stock for the three and six months ended June 30, 2026:

	Three Months Ended June 30, 2026
	Class S	Class D	Class I	Class F-I	Class A-I	Class A-III	Class E
Aggregate gross distribution declared per share of common stock	$0.3369	$0.3369	$0.3369	$0.3369	$0.3369	$0.3369	$0.3369
Management fee per share of common stock	(0.0669)	(0.0669)	(0.0669)	(0.0531)	(0.0540)	(0.0459)	—
Stockholder servicing fee per share of common stock	(0.0445)	(0.0133)	—	—	—	—	—
Net distribution declared per share of common stock	$0.2255	$0.2567	$0.2700	$0.2838	$0.2829	$0.2910	$0.3369

	Six Months Ended June 30, 2026
	Class S	Class D	Class I	Class F-I	Class A-I	Class A-III	Class E
Aggregate gross distribution declared per share of common stock	$0.6738	$0.6738	$0.6738	$0.6738	$0.6738	$0.6738	$0.6738
Management fee per share of common stock	(0.1337)	(0.1338)	(0.1338)	(0.1062)	(0.1080)	(0.0918)	—
Stockholder servicing fee per share of common stock	(0.0886)	(0.0264)	—	—	—	—	—
Net distribution declared per share of common stock	$0.4515	$0.5136	$0.5400	$0.5676	$0.5658	$0.5820	$0.6738

Repurchases

During the three months ended June 30, 2026, the Company repurchased 488,959 Class A-III shares, 127,993 Class A-I shares, 183,807 Class F-I shares and 21,731 Class I shares for a total of $17.6 million. During the six months ended June 30, 2026, the Company repurchased 941,509 Class A-III shares, 463,279 Class A-I shares, 202,849 Class F-I shares, 22,229 Class I shares for a total of $35.0 million. The Company had no unfulfilled repurchase requests as of June 30, 2026.

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

During the three and six months ended June 30, 2026, the Company issued 14,495 and 28,802 Class E units, respectively, to the Adviser for the management fee earned on the Operating Partnership units issued to an affiliate of Apollo.

During the six months ended June 30, 2026, the Company issued 8,996 Class E units to the Special Limited Partner in partial satisfaction of the performance participation allocation.

The redeemable non-controlling interest is recorded at the greater of the carrying amount, adjusted for its share of income or loss and dividends, or the redemption value, which is equivalent to fair value, of such Class E units at the end of the measurement period. Accordingly, the Company recorded an allocation adjustment between Additional paid-in capital and redeemable non-controlling interest of $73 thousand during the six months ended June 30, 2026 to reflect their redemption value.

The following table details the redeemable non-controlling interest activity related to the Adviser for the six months ended June 30, 2026 and 2025 ($ in thousands):

	Six Months Ended June 30,
	2026	2025
Balance at the beginning of the period	$4,745	$2,817
Settlement of management fees	624	584
Settlement of performance participation allocation	194	443
GAAP income allocation	123	115
Distributions	(167)	(115)
Reinvestment of distributions	163	109
Fair value allocation	73	25
Ending balance	$5,755	$3,978

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

Currently all Operating Partnership unitholders have elected to reinvest their dividends. In connection with such dividend reinvestment, the Company issued 75,660 and 150,533 Class A-I units in lieu of cash for dividends paid during the three and six months ended June 30, 2026.

Non-Controlling Interests Attributable to Preferred Stockholders

Certain subsidiaries of the Company have elected or intend to elect to be taxed as a REIT for U.S. federal income tax purposes. These subsidiaries have issued preferred non-voting shares to be held by investors to ensure compliance with the Code requirement that REITs have at least 100 shareholders. The preferred shares have a face amount of $1,000 and carry a 12.0% annual dividend payable semi-annually. As of June 30, 2026, there were $250,000 of preferred non-voting shares outstanding.

Note 15 - Earnings per Share

Basic net income per share of common stock is determined by dividing net income attributable to ARIS stockholders by the weighted average number of common stock outstanding for the three and six months ended June 30, 2026 and 2025, excluding unvested restricted Class E shares. The restricted Class E shares are considered to be participating securities because they contain non-forfeitable rights to distributions. The restricted Class E shares participate equally with all classes of common stock, therefore net income has not been presented separately.

The following table sets forth the computation of our basic and diluted earnings per share (amounts in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income attributable to ARIS stockholders	$13,983	$15,576	$27,488	$29,525
Less: earnings allocated to unvested participating securities	(1)	(1)	(3)	(3)
Net income available for ARIS stockholders - basic and diluted	$13,982	$15,575	$27,485	$29,522

Denominator:
Weighted average shares of common stock outstanding - basic	72,696,198	54,412,754	70,737,307	51,692,982
Effect of dilutive unvested restricted Class E shares	2,896	2,932	2,345	2,386
Weighted average of common stock outstanding - diluted	72,699,094	54,415,686	70,739,652	51,695,368

Earnings per share available for ARIS shareholders:
Net income per share of common stock - basic	$0.19	$0.29	$0.39	$0.57
Net income per shares of common stock - diluted	$0.19	$0.29	$0.39	$0.57

Note 16 - Commitments and Contingencies

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2026 and December 31, 2025, the Company was not subject to any material litigation nor is the Company aware of any material litigation threatened against it.

As of June 30, 2026, the Company had $216.9 million of unfunded commitments related to its investments in real estate debt. The timing and amounts of fundings are uncertain as these commitments relate to loans for construction costs, capital expenditures, leasing costs, interest and carry costs, among others. As such, the timing and amounts of future fundings depend on the progress and performance of the underlying assets of the Company's investments in real estate debt.

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

The following table sets forth the total assets by segment as of June 30, 2026 and December 31, 2025 ($ in thousands):

	June 30, 2026	December 31, 2025
Real Estate	$1,201,401	$756,943
Real Estate Debt	1,163,947	1,262,813
Other Corporate	85,543	61,395
Total Assets	$2,450,891	$2,081,151

The following table sets forth the financial results by segment for the three months ended June 30, 2026 ($ in thousands):

	Real Estate	Real Estate Debt	Other Corporate	Total
Revenue
Rental revenue	$19,418	$—	$—	$19,418
Total revenues	19,418	—	—	19,418
Segment Expenses
Rental property operating	(6,128)	—	—	(6,128)
Total segment expenses	(6,128)	—	—	(6,128)
Income from investments in real estate debt	—	23,307	—	23,307
Segment net operating income	$13,290	$23,307	$—	$36,597
Other income and expenses
Other income	$—	$—	$878	$878
Interest expense, net	—	—	(8,143)	(8,143)
Depreciation and amortization	(8,391)	—	—	(8,391)
General and administrative	—	—	—	(1,860)
Management fee	—	—	—	(3,818)
Performance participation allocation	—	—	—	(108)
Total other income and expenses	(8,391)	—	(7,265)	(21,442)
Net income				$15,155
Net income attributable to non-controlling interests in the Operating Partnership				$1,157
Net income (loss) attributable to preferred stockholders				$15
Net income attributable to ARIS stockholders				$13,983

The following table sets forth the financial results by segment for the three months ended June 30, 2025 ($ in thousands):

	Real Estate	Real Estate Debt	Other Corporate	Total
Revenue
Rental revenue	$8,255	$—	$—	$8,255
Total revenues	8,255	—	—	8,255
Segment Expenses
Rental property operating	(1,742)	—	—	(1,742)
Total segment expenses	(1,742)	—	—	(1,742)
Income from investments in real estate debt	—	22,735	—	22,735
Segment net operating income	$6,513	$22,735	$—	$29,248
Other income and expenses
Other income	$—	$—	$791	$791
Interest expense, net	—	—	(4,221)	(4,221)
Depreciation and amortization	(3,773)	—	—	(3,773)
General and administrative	—	—	—	(1,808)
Management fee	—	—	—	(2,930)
Performance participation allocation	—	—	—	(102)
Total other income and expenses	(3,773)	—	(3,430)	(12,043)
Net income				$17,205
Net income attributable to non-controlling interests in the Operating Partnership				$1,621
Net income (loss) attributable to preferred stockholders				$8
Net income attributable to ARIS stockholders				$15,576

The following table sets forth the financial results by segment for the six months ended June 30, 2026 ($ in thousands):

	Real Estate	Real Estate Debt	Other Corporate	Total
Revenue
Rental revenue	$35,868	$—	$—	$35,868
Total revenues	35,868	—	—	35,868
Segment Expenses
Rental property operating	(10,410)	—	—	(10,410)
Total segment expenses	(10,410)	—	—	(10,410)
Income from investments in real estate debt	—	45,429	—	45,429
Segment net operating income	$25,458	$45,429	$—	$70,887
Other income and expenses
Other income	$—	$—	$1,462	$1,462
Interest expense, net	—	—	(15,413)	(15,413)
Depreciation and amortization	(15,858)	—	—	(15,858)
General and administrative	—	—	—	(3,613)
Management fee	—	—	—	(7,443)
Performance participation allocation	—	—	—	(201)
Total other income and expenses	(15,858)	—	(13,951)	(41,066)
Net income				$29,821
Net income attributable to non-controlling interests in the Operating Partnership				$2,318
Net income (loss) attributable to preferred stockholders				$15
Net income attributable to ARIS stockholders				$27,488

The following table sets forth the financial results by segment for the six months ended June 30, 2025 ($ in thousands):

	Real Estate	Real Estate Debt	Other Corporate	Total
Revenue
Rental revenue	$14,516	$—	$—	$14,516
Total revenues	14,516	—	—	14,516
Segment Expenses
Rental property operating	(3,147)	—	—	(3,147)
Total segment expenses	(3,147)	—	—	(3,147)
Income from investments in real estate debt	—	42,583	—	42,583
Segment net operating income	$11,369	$42,583	$—	$53,952
Other income and expenses
Other income	$—	$—	$2,133	$2,133
Interest expense, net	—	—	(7,762)	(7,762)
Depreciation and amortization	(6,277)	—	—	(6,277)
General and administrative	—	—	—	(3,528)
Management fee	—	—	—	(5,593)
Performance participation allocation	—	—	—	(189)
Total other income and expenses	(6,277)	—	(5,629)	(21,216)
Net income				$32,736
Net income attributable to non-controlling interests in the Operating Partnership				$3,203
Net income (loss) attributable to preferred stockholders				$8
Net income attributable to ARIS stockholders				$29,525

Note 18 - Subsequent Events

Subsequent to the six months ended June 30, 2026, the following events took place:

Investment Activity: On July 10, 2026, the Company committed $150.0 million to a private fund managed by an affiliate of the Adviser (with $117.1 million funded at closing), which has been seeded with a diversified portfolio of high-quality manufactured housing assets and a manufactured housing operating platform. The Company expects to bear certain incentive fees that are payable to an affiliate of the Adviser beginning after the third anniversary of the initial closing. Additionally, the Company funded approximately $14.2 million for previously closed mortgage loans.

Financing Activity: The Company borrowed an additional $56.1 million, net, from the JPM Repurchase Facility.

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

On June 29, 2022, we commenced our initial public offering for up to $5.0 billion in shares of our common stock. On June 26, 2025, our initial public offering terminated and we commenced a follow-on offering for up to $5.0 billion in shares of common stock, consisting of up to $4.0 billion in shares in our primary offering and up to $1.0 billion in shares pursuant to our distribution reinvestment plan. Additionally, we are conducting a private offering of Class E shares to certain of Apollo's affiliates and employees and our directors, which is exempt from the registration provisions set forth in Section 4(a)(2) of the Securities Act. As of August 10, 2026, we have received cumulative net proceeds of

$1.7 billion, including proceeds received pursuant to our distribution reinvestment plan, from the sale of our Class S shares, Class D shares, Class I shares, Class F-I shares, Class A-I shares, Class A-III shares and Class E shares in our continuous public and private offerings. We have contributed the net proceeds from the sale of shares to the Operating Partnership in exchange for a corresponding number of Class S units, Class D units, Class I units, Class F-I units, Class A-I units, Class A-III units and Class E units. The Operating Partnership has primarily used the net proceeds to make investments in real estate, real estate debt and real estate-related securities, as further described below under "Portfolio". We intend to continue selling shares of our common stock on a monthly basis through the Follow-On Offering and our private offering.

We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from acquiring properties or real estate debt.

Q2 Highlights

Operating and Capital Raise Results:

•
We raised $99.9 million, inclusive of $3.7 million from our distribution reinvestment plan, of net proceeds in the Follow-On Offering during the three months ended June 30, 2026.
•
We declared monthly net distributions totaling $22.7 million for the three months ended June 30, 2026.
•
The details of our annualized distribution rates and total returns for the three months ended June 30, 2026 are shown in the following table:

	Class S	Class D	Class I	Class F-I	Class A-I	Class A-III
Annualized Distribution Rate(1)	4.3%	4.8%	5.1%	5.4%	5.2%	5.4%
Year-to-Date Total Return, without upfront selling commissions(2)	2.4%	2.5%	2.6%	2.9%	3.1%	3.2%
Year-to-Date Total Return, assuming maximum upfront selling commissions(2)	(1.1%)	1.0%	N/A	N/A	N/A	N/A
Inception-to-Date Total Return, without upfront selling commissions(2)	5.2%	5.6%	5.9%	6.2%	7.4%	6.9%
Inception-to-Date Total Return, assuming maximum upfront selling commissions(2)	3.5%	4.7%	N/A	N/A	N/A	N/A
(1)
Reflects the distribution amount as of June 30, 2026 annualized and divided by the prior month's NAV, which is inclusive of all fees and expenses.
(2)
Total return is calculated as the change in NAV per share during the period, plus distributions per share (assuming distributions are reinvested in accordance with our distribution reinvestment plan) divided by the NAV per share at the beginning of the period. Inception-to-Date returns are annualized.

Investing and Financing Activity:

•
Acquired an 806,000 square foot industrial property located in San Bernardino, CA ("6227 Cajon Blvd") and a 1,200,300 square foot industrial property in Mesa, AZ ("7111 S Crismon Road") for $123.3 million and $116.5 million, respectively, inclusive of acquisition costs and closing credits. Both properties are 100% leased with approximately nine years and seven years of remaining weighted average initial lease term, respectively.
•
Acquired a 270-unit, garden-style multifamily property located in Manassas, VA ("Masons Keepe") for $85.7 million, inclusive of acquisition costs. The property was financed with a five-year, fixed rate $56.4 million mortgage.
•
Provided $55.7 million of add-on fundings to existing commercial mortgage loans.
•
Received $78.4 million of repayments from commercial mortgage loans and $9.0 million of repayments from real estate-related securities, resulting in a $22 thousand realized gain.
•
Actively utilized available capacity under our secured debt arrangements, obtaining $154.1 million of proceeds from our repurchase facilities.
•
As of June 30, 2026, our leverage ratio was 0.4x. Our leverage ratio is calculated by dividing (i) the fair value of asset-specific and corporate level debt by (ii) NAV.

Current Portfolio:

•
Our current portfolio as of June 30, 2026 consisted of investments in real estate (approximately 51% based on fair value) and investments in real estate debt (approximately 49% based on fair value).
•
Our 18 properties as of June 30, 2026 consisted of Industrial (approximately 67% based on fair value), Multifamily (28%) and Retail (5%) property types and were concentrated in the Southeast (34%), Southwest (18%), Midwest (17%), West (12%) and Northeast (11%) regions.
•
Our investments in real estate debt as of June 30, 2026 consisted of floating-rate commercial mortgage loans (approximately 83% based on fair value), real estate-related securities (12%) and fixed-rate mezzanine loans (5%). The collateral for our commercial mortgage loans and mezzanine loans consisted primarily of Data Center (33%), Multifamily (28%), Self-Storage (9%), Mixed Use (9%), Production Studio (9%) and Hotel (9%) property types and were concentrated in the West (28%), Northeast (27%), Southwest (23%) and Mid-Atlantic (11%) regions.

NAV History

We began determining NAV per share on a monthly basis in December 2022. Set forth below is additional historical information regarding our NAV per share since December 22, 2022, the date upon which we commenced operations.

NAV Per Share History[(1)(2)]

NAV Value
$21.8000
$21.6000
$21.4000
$21.2000
$21.0000
$20.8000
$20.6000
$20.4000
$20.2000
$20.0000
12/31/2022
3/31/2023
6/30/2023
9/30/2023
12/31/2023
3/31/2024
6/30/2024
9/30/2024
12/31/2024
3/31/2025
6/30/2025
9/30/2025
12/31/2025
3/31/2026
6/30/2026
$20.0200
$20.1500
$20.3600
$20.5000
$20.7231
$20.8531
$20.9824
$21.0807
$21.2217
$21.2648
$21.3519
$21.4513
$21.4824
$21.5064
$21.5833

(1)
Please see Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations-Net Asset Value" for additional information concerning the methodology used to determine, and the limitations of, NAV per share.
(2)
Represents our historical weighted average NAV per share, as of the respective dates.

Portfolio

Portfolio Summary

The following chart allocates our investments in real estate and real estate debt based on fair value as of June 30, 2026:

Investment Allocation

Real estate
51%
Real estate debt
49%

The following charts further describe the diversification of our investments in real estate and real estate debt based on fair value as of June 30, 2026(1)(2).

Geography

Mid-Atlantic
9%
Northeast
19%
Midwest
12%
Southeast
20%
West
20%
Southwest
20%

(1)
Excludes fair value of real estate-related securities.
(2)
Includes properties secured by real estate debt investments.

Investments in Real Estate

As of June 30, 2026, we owned 18 real estate properties, which are summarized in the following table ($ in thousands):

June 30, 2026
Property Type	Number of Properties	Sq. Feet (in thousands)/Units	Occupancy(1)	Gross Asset Value (2)	Average Effective Annual Base Rent per Leased Square Foot/Units (3)
Industrial	13	6,226 sq. ft.	100%	$797,975	$6.89
Multifamily	4	982 units	95%	331,399	$25,569
Retail	1	118 sq. ft.	100%	60,500	$31.01
Total	18			$1,189,875

(1)
For our industrial and retail investments, occupancy rate is defined as all leased square footage divided by the total available square footage as of June 30, 2026. For our multifamily investments, occupancy is defined as the percentage of actual rent divided by gross potential rent (defined as actual rent for occupied units and market rent for vacant units) for the three months ended June 30, 2026.
(2)
Based on fair value as of June 30, 2026.
(3)
For our industrial and retail properties, average effective annual base rent per leased square foot represents the annualized base rent per leased square foot for the three months ended June 30, 2026. The average effective annual base rent includes the effects of rent concessions and abatements, and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization. For our multifamily properties, average effective annual base rent per leased unit represents the annualized base rent per leased unit for the three months ended June 30, 2026. The average effective annual base rent includes the effects of rent concessions and abatements, and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization.

The following table provides information regarding our portfolio of real estate properties as of June 30, 2026 ($ in thousands):

	June 30, 2026
Investment	Number of Properties	Property Type	Location	Acquisition Date	Sq. Feet (in thousands)/Units	Occupancy(1)	Gross Asset Value (2)
6900 Shook Road	1	Industrial	Columbus, Ohio	January 2023	165 sq. ft.	100%	$58,000
1551 Shepherd Road	1	Industrial	Liberty, Missouri	October 2023	847 sq. ft.	100%	71,600
4553 Cayce Road	1	Industrial	Byhalia, Mississippi	May 2024	708 sq. ft.	100%	63,300
2865 Charter Street	1	Industrial	Columbus, Ohio	March 2025	179 sq. ft.	100%	77,600
3707 W NC 10 Hwy	1	Industrial	Newton, North Carolina	August 2025	736 sq. ft.	100%	57,300
8681 W Jefferson Street	1	Industrial	Tolleson, Arizona	September 2025	127 sq. ft.	100%	34,100
2400 S Council Road	1	Industrial	Oklahoma City, Oklahoma	December 2025	591 sq. ft.	100%	60,800
111 Eames Street	1	Industrial	Wilmington, Massachusetts	December 2025	58 sq. ft.	100%	17,500
100 John Road	1	Industrial	Canton, Massachusetts	December 2025	58 sq. ft.	100%	15,700
1450 S Loop Road	1	Industrial	Alameda, California	December 2025	53 sq. ft.	100%	21,600
225 Midland Court	1	Industrial	McDonough, Georgia	February 2026	698 sq. ft.	100%	80,700
6227 Cajon Blvd	1	Industrial	San Bernardino, California	May 2026	806 sq. ft.	100%	123,296
7111 South Crismon Road	1	Industrial	Mesa, Arizona	June 2026	1,200 sq. ft.	100%	116,480
The Beckett	1	Multifamily	Charleston, South Carolina	May 2024	186 units	97%	51,100
Parc Westborough	1	Multifamily	Westborough, Massachusetts	May 2025	249 units	93%	97,500
The Brooke at Rocky Point	1	Multifamily	Tampa, Florida	December 2025	277 units	91%	97,100
Masons Keepe	1	Multifamily	Manassas, Virginia	June 2026	270 units	98%	85,699
16000 Pines	1	Retail	Pembroke Pines, Florida	August 2023	118 sq. ft.	100%	60,500
Total	18						1,189,875

(1)
For our industrial and retail investments, occupancy is defined as all leased square footage divided by the total available square footage as of June 30, 2026. For our multifamily investments, occupancy is defined as the percentage of actual rent divided by gross potential rent (defined as actual rent for occupied units and market rent for vacant units) for the three months ended June 30, 2026.
(2)
Based on fair value as of June 30, 2026.

Lease Expirations

The following schedule details the expiring leases at our industrial and retail properties by annualized base rent as of June 30, 2026 ($ and square feet in thousands). The table below excludes our multifamily properties as substantially all leases at such properties expire within 12 months.

Year	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring	Sq. Feet	% of Total Square Feet Expiring
2026 (remaining)	-	-	0%	-	0%
2027	-	-	0%	-	0%
2028	1	133	0%	2	0%
2029	2	295	1%	10	0%
2030	2	3,232	7%	282	4%
2031	3	4,332	9%	719	11%
2032	6	551	1%	11	0%
2033	7	7,675	17%	1,292	20%
2034	1	450	1%	25	0%
2035	6	9,114	20%	979	15%
Thereafter	8	19,850	44%	3,024	48%
Total	36	$45,632	100%	6,344	100%

___________

(1)
Annualized base rent is determined from the annualized base rent per leased square foot as of June 30, 2026, including the effects of rent concessions and abatements and excluding tenant recoveries, straight-line rent, and above-market and below-market lease amortization.

Investments in Real Estate Debt

The following table summarizes our investments in real estate debt as of June 30, 2026 ($ in thousands):

___________

	June 30, 2026
Type of Investment in Real Estate Debt	Number of Positions	Weighted Average Coupon (1)	Weighted Average Maturity Date (2)	Face Amount	Cost Basis	Fair Value
Commercial mortgage loan	21	7.1%	August 2029(4)	$961,110	$960,945	$961,043
Mezzanine loan	1	11.0%	July 2029	62,500	62,500	62,500
Real estate-related securities (3)	30	5.1%	August 2040	134,994	134,900	135,136
Total investments in real estate debt:	52	7.0%	September 2030	$1,158,604	$1,158,345	$1,158,679

(1)
Based on applicable benchmark rates as of June 30, 2026.
(2)
Weighted average maturity date is based on fully extended maturity.
(3)
Our real estate-related securities consist of floating-rate CMBS.
(4)
One of our commercial mortgage loans, with a cost basis and fair value of $17.7 million as of June 30, 2026, is past its contractual maturity. From the maturity date through the date of this quarterly report, we received all the monthly interest income payments on the loan which are consistent with the interest rate provided for in the original loan agreement, and principal repayments of $5.2 million. During the year ended December 31, 2025, the borrower filed for Chapter 11 bankruptcy. We evaluated the loan for collectability as of the date of this quarterly report and determined that the loan is fully recoverable.

The following table summarizes our investments in commercial real estate loans as of June 30, 2026 ($ in thousands):

Commercial Real Estate Loan Portfolio
		June 30, 2026
#	Type	Property Type	Geography	Coupon(1)	Maturity Date(2)	Commitment	Cost Basis	Fair Value
1	First Mortgage	Data Center	Southwest	6.2%	January 2030	$125,000	$111,079	$111,079
2	First Mortgage	Mixed Use	Northeast	7.2%	August 2030	100,000	94,163	94,163
3	First Mortgage	Production Studio	West	7.7%	September 2028	100,000	94,067	94,067
4	First Mortgage	Self-Storage	Various	6.4%	May 2030	96,700	96,313	96,313
5	First Mortgage	Data Center	Mid-Atlantic	8.1%	September 2030	75,000	57,917	57,917
6	First Mortgage	Hotel	Various	8.4%	July 2030	75,000	21,200	21,200
7	First Mortgage	Data Center	Mid-Atlantic	7.2%	July 2029	70,589	53,282	53,282
8	First Mortgage	Multifamily	Northeast	7.9%	July 2028	65,000	57,889	57,889
9	Mezzanine	Multifamily	Various	11.0%	July 2029	62,500	62,500	62,500
10	First Mortgage	Multifamily	Northeast	6.7%	January 2029	50,000	50,000	50,000
11	First Mortgage	Hotel	West	7.4%	February 2029	50,000	47,574	47,574
12	First Mortgage	Data Center	West	7.3%	February 2030	50,000	42,615	42,780
13	First Mortgage	Multifamily	Southeast	7.9%	December 2028	50,000	20,554	20,554
14	First Mortgage	Multifamily	West	7.4%	March 2031	50,000	14,060	14,060
15	First Mortgage	Multifamily	Southwest	6.7%	July 2029	35,000	34,873	34,873
16	First Mortgage	Data Center	Southwest	5.9%	June 2030	30,852	21,639	21,639
17	First Mortgage	Data Center	Southwest	5.9%	June 2030	30,624	27,395	27,395
18	First Mortgage	Data Center	Southwest	5.9%	June 2030	30,063	24,233	24,233
19	First Mortgage	Multifamily	Northeast	7.3%	July 2025 (3)	26,000	17,746	17,746
20	First Mortgage	Multifamily	Midwest	7.9%	December 2028	25,000	25,000	25,000
21	First Mortgage	Life Sciences	Northeast	6.9%	August 2029	25,000	24,974	24,907
22	First Mortgage	Hotel	Various	7.4%	July 2028	25,000	24,372	24,372

		Total W/A		7.3%	August 2029	$1,247,328	$1,023,445	$1,023,543

(1)
Based on applicable benchmark rates as of June 30, 2026.
(2)
Weighted average maturity date is based on fully extended maturity.
(3)
Loan is past its contractual maturity. From the maturity date through the date of this quarterly report, we have received all the monthly interest income payments on the loan which are consistent with the interest rate provided for in the original loan agreement, and principal repayments of $5.2 million. During the year ended December 31, 2025, the borrower filed for Chapter 11 bankruptcy. We evaluated the loan for collectability as of the date of this quarterly report and determined that the loan is fully recoverable.

Results of Operations

The following table sets forth information regarding our consolidated results of operations for the three months ended June 30, 2026 and 2025 ($ in thousands):

	Three Months Ended June 30,		Change
	2026	2025	$
Revenues
Rental revenue	$19,418	$8,255	$11,163
Total revenues	19,418	8,255	11,163
Expenses
Rental property operating	$6,128	$1,742	$4,386
General and administrative	1,860	1,808	52
Management fee	3,818	2,930	888
Performance participation allocation	108	102	6
Depreciation and amortization	8,391	3,773	4,618
Total expenses	$20,305	$10,355	$9,950
Other income
Income from investments in real estate debt	23,307	22,735	572
Other income	878	791	87
Interest expense	(8,143)	(4,221)	(3,922)
Total other income	16,042	19,305	(3,263)
Net income	$15,155	$17,205	$(2,050)

Rental Revenue

Rental revenue primarily consists of base rent arising from tenant leases at our properties. Rental revenue is recognized on a straight-line basis over the life of the lease. The $11.2 million increase in rental revenue was due to the acquisition of eleven additional properties subsequent to June 30, 2025.

Rental Property Operating Expenses

Rental property operating expenses consist of the costs of ownership and operation of our real estate investments. Examples of rental property operating expenses include real estate taxes, insurance, utilities and repair and maintenance expenses. The $4.4 million increase in rental property operating expenses was due to the acquisition of eleven additional properties subsequent to June 30, 2025.

Management Fee

Management fees are earned by the Adviser for providing services pursuant to the Advisory Agreement and are based on the month end NAV for the respective share classes. The $0.9 million increase in management fees was due to the increase in our average NAV from June 30, 2025 to June 30, 2026 which was primarily driven by our capital raise activity and appreciation from our investments.

Depreciation and Amortization

Depreciation and amortization expenses are impacted by the values assigned to buildings and in-place lease assets as part of the initial purchase price allocation. The $4.6 million increase in depreciation and amortization expense was due to the acquisition of eleven additional properties subsequent to June 30, 2025.

Income from Investments in Real Estate Debt

Income from investments in real estate debt consists of interest income, fees revenue, realized gains and losses and unrealized gains and losses resulting from the changes in fair value. The $0.6 million increase in income from investments in real estate debt is due to originations, acquisitions and add-on fundings subsequent to June 30, 2025, which was partially offset by lower benchmark rates and loan repayments. The weighted average outstanding balance of our investments in real estate debt, at fair value, increased from $1.0 billion for the three months ended June 30, 2025 to $1.2 billion for the three months ended June 30, 2026.

Other Income

Other income primarily consists of interest earned on our cash and cash equivalents balance. The $0.1 million increase in other income was driven by higher average cash balances during the three months ended June 30, 2026 as compared to the three months ended June 30, 2025.

Interest Expense

Interest expense is primarily related to interest incurred on our mortgage loans and secured debt arrangements. The $3.9 million increase in interest expense was driven by a $339.1 million increase in our weighted average outstanding borrowings, from $241.6 million for the three months ended June 30, 2025 to $580.7 million for the three months ended June 30, 2026.

The following table sets forth information regarding our consolidated results of operations for the six months ended June 30, 2026 and 2025 ($ in thousands):

	Six Months Ended June 30,		Change
	2026	2025	$
Revenues
Rental revenue	$35,868	$14,516	$21,352
Total revenues	35,868	14,516	21,352
Expenses
Rental property operating	$10,410	$3,147	$7,263
General and administrative	3,613	3,528	85
Management fee	7,443	5,593	1,850
Performance participation allocation	201	189	12
Depreciation and amortization	15,858	6,277	9,581
Total expenses	$37,525	$18,734	$18,791
Other income
Income from investments in real estate debt	45,429	42,583	2,846
Other income	1,462	2,133	(671)
Interest expense	(15,413)	(7,762)	(7,651)
Total other income	31,478	36,954	(5,476)
Net income	$29,821	$32,736	$(2,915)

Rental Revenue

Rental revenue primarily consists of base rent arising from tenant leases at our properties. Rental revenue is recognized on a straight-line basis over the life of the lease. The $21.4 million increase in rental revenue was due to the acquisition of eleven additional properties subsequent to June 30, 2025.

Rental Property Operating Expenses

Rental property operating expenses consist of the costs of ownership and operation of our real estate investments. Examples of rental property operating expenses include real estate taxes, insurance, utilities and repair and maintenance expenses. The $7.3 million increase in rental property operating expenses was due to the acquisition of eleven additional properties subsequent to June 30, 2025.

Management Fee

Management fees are earned by the Adviser for providing services pursuant to the Advisory Agreement and are based on the month end NAV for the respective share classes. The $1.9 million increase in management fees was due to the increase in our average NAV from June 30, 2025 to June 30, 2026 which was primarily driven by our capital raise activity and appreciation from our investments.

Depreciation and Amortization

Depreciation and amortization expenses are impacted by the values assigned to buildings and in-place lease assets as part of the initial purchase price allocation. The $9.6 million increase in depreciation and amortization expense was due to the acquisition of eleven additional properties subsequent to June 30, 2025.

Income from Investments in Real Estate Debt

Income from investments in real estate debt consists of interest income, fees revenue, realized gains and losses and unrealized gains and losses resulting from the changes in fair value. The $2.8 million increase in income from investments in real estate debt is due to originations, acquisitions and add-on fundings subsequent to June 30, 2025, which was partially offset by lower benchmark rates and loan repayments. The weighted average outstanding balance of our investments in real estate debt, at fair value, increased from $995.5 million for the six months ended June 30, 2025 to $1.2 billion for the six months ended June 30, 2026.

Other Income

Other income primarily consists of interest earned on our cash and cash equivalents balance. The $0.7 million decrease in other income was driven by lower average cash balances during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025.

Interest Expense

Interest expense is primarily related to interest incurred on our mortgage loans and secured debt arrangements. The $7.7 million increase in interest expense was driven by a $311.6 million increase in our weighted average net outstanding borrowings, from $222.9 million for the six months ended June 30, 2025 to $534.5 million for the six months ended June 30, 2026.

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

As of June 30, 2026, our liquidity comprised of $81.4 million of unrestricted cash and cash equivalents and $418.9 million of undrawn capacity on our secured debt arrangements. We may generate incremental liquidity through our operating cash flows, which were $52.4 million for the six months ended June 30, 2026. Additionally, we may create liquidity through either the sale of, or borrowing against, our unencumbered investments in real estate-related securities, which were classified as trading securities and carried at their estimated fair value of $135.1 million as of June 30, 2026. As of June 30, 2026, we remain low leveraged with a current leverage ratio of 0.4x, calculated as dividing (i) the fair value of asset-specific and corporate level debt by (ii) NAV.

Over time, we generally intend to fund our cash needs for items other than asset acquisitions from operations. We expect our cash needs for acquisitions will be funded primarily from the sale of shares of our common stock and through the assumption or incurrence of debt. During the six months ended June 30, 2026, we received $188.1 million of proceeds from the sale of shares of common stock, including proceeds from our private offerings, and repurchased $37.8 million of shares of our common stock under our share repurchase plan.

Potential sources of liquidity include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets, equity issuances by the Operating Partnership or the sale of beneficial interests in specific Delaware statutory trusts holding real properties, including properties placed by the Operating Partnership or affiliates of Apollo. As of June 30, 2026, we held approximately $1.1 billion of unencumbered assets at fair value outside of trading securities mentioned in the preceding paragraph, consisting of investments in real estate, as well as commercial mortgage and mezzanine loans.

The following table is a summary of our indebtedness as of June 30, 2026 and December 31, 2025 ($ in thousands):

				Principal Balance Outstanding
	Weighted Average Interest Rate	Weighted Average Maturity Date	Maximum Facility Size	June 30, 2026	December 31, 2025
Fixed rate loans:
Fixed rate mortgages	5.27%	August 2030	N/A	$212,683	$156,300
Variable rate loans:
Secured debt arrangements	SOFR + 1.88%	January 2030	$900,000	485,147	349,621
Total indebtedness				697,830	505,921
Deferred financing costs, net				(3,371)	(3,649)
Total indebtedness, net				$694,459	$502,272

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

The following table presents a reconciliation of net income to FFO and AFFO ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$15,155	$17,205	$29,821	$32,736
Adjustments to arrive at FFO:
Depreciation and amortization	8,391	3,773	15,858	6,277
FFO	$23,546	$20,978	$45,679	$39,013
Adjustments to arrive at AFFO:
Straight-line rental income	(1,114)	(1,226)	(2,346)	(1,742)
Unrealized (gain)/loss on fair value of investments in real estate debt	(334)	(149)	(342)	(287)
Performance participation allocation	108	102	201	189
Amortization of restricted stock awards	25	25	50	50
Amortization of above- and below-market leases, net	81	(145)	(1,425)	(299)
AFFO	$22,312	$19,585	$41,817	$36,924

Net Asset Value

NAV per share is calculated in accordance with the valuation guidelines approved by our board of directors. Our total NAV presented in the following tables includes the NAV of our Class S shares, Class I shares, Class F-I shares, Class A-I shares, Class A-III shares and Class E shares and units held by parties other than us. The following table provides a breakdown of the major components of our total NAV as of June 30, 2026 ($ and shares/units in thousands):

Components of NAV	June 30, 2026
Investments in real estate	$1,189,890
Investments in real estate debt	1,158,679
Cash and cash equivalents	81,435
Restricted cash	4,108
Other assets	8,349
Mortgage notes at fair value, net of deferred financing costs	(208,350)
Secured debt arrangements, net	(484,256)
Other liabilities	(25,545)
Accrued performance participation allocation	(201)
Management fee payable	(1,293)
Net asset value	$1,722,816
Number of outstanding shares/units	79,822

The following table provides a breakdown of our total NAV and NAV per share/unit by class as of June 30, 2026 ($ and shares/units in thousands, except per share/unit data):

NAV Per Share/Unit	Class S Shares	Class D Shares	Class I Shares	Class F-I Shares	Class A-I Shares	Class A-III Shares	Class E Shares(1)	Third-party Operating Partnership Class A-I Units(2)	Third-party Operating Partnership Class E Units(2)	Total
Net asset value	$285	$108	$32,664	$27,423	$488,176	$1,012,395	$29,923	$126,088	$5,754	$1,722,816
Number of outstanding shares/units	13	5	1,551	1,306	22,562	46,916	1,377	5,827	265	79,822
NAV per share/unit as of June 30, 2026	$21.2079	$21.2753	$21.0630	$21.0059	$21.6377	$21.5787	$21.7288	$21.6377	$21.7288	$21.5833

___________

(1)
Class E shares of our common stock are offered to certain of Apollo's affiliates, directors and employees in one or more private placements.
(2)
Includes the Operating Partnership units held by parties other than us.

Consistent with the disclosure in our prospectus regarding our NAV calculation, our investments in real estate and real estate debt are initially valued at cost. The valuations of our real properties as of June 30, 2026, excluding certain newly acquired properties that are held at cost which we believe reflects the fair value of such properties, were provided by the independent valuation advisor in accordance with our valuation procedures. Certain key assumptions that were used by the independent valuation advisor in the discounted cash flow analysis are set forth in the following table based on weighted-averages by property types where we have multiple real estate investments. Once we own more than one retail property, we will include the key assumptions for such property type.

Property Type	Discount Rate	Exit Capitalization Rate
Industrial	7.6%	6.2%
Multifamily	7.1%	5.3%

A change in these assumptions or factors would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Industrial Investment Values	Multifamily Investment Values
Discount rate	0.25% Decrease	+2.03%	+1.96%
(weighted average)	0.25% Increase	(1.98)%	(1.91)%
Exit Capitalization Rate	0.25% Decrease	+2.41%	+3.12%
(weighted average)	0.25% Increase	(2.22)%	(2.84)%

The following table reconciles stockholders' equity and the Operating Partnership partners' capital per our condensed consolidated balance sheet to our NAV ($ in thousands):

Reconciliation of Stockholders' Equity to NAV	June 30, 2026
Stockholders' equity under U.S. GAAP	$1,522,984
Non-controlling interests attributable to the Operating Partnership and preferred stockholders	116,495
Redeemable non-controlling interests	5,755
Total stockholders' equity, redeemable non-controlling interests and the Operating Partnership partners' capital under GAAP	$1,645,234
Adjustments:
Unrealized net real estate appreciation	35,402
Accumulated depreciation and amortization	31,507
Advanced organization and offering costs and advanced operating expenses	10,649
Accrued stockholder servicing fee	24
NAV	$1,722,816

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

Distributions

Beginning in April 2023, we have declared and intend to continue to declare monthly distributions for each class of our common stock, which are generally paid 20 days after month-end. Distributions are made on all classes of our common stock at the same time and each class of our common stock received the same aggregate gross distribution per share; however, the net distribution differs for each class because of different allocations of class-specific stockholder servicing fees, management fees and performance participation allocation. The table below details the net per share distribution for each of our share classes for the six months ended June 30, 2026:

Record Date	Class S Shares	Class D Shares	Class I Shares	Class F-I Shares	Class A-I Shares and Operating Partnership Units	Class A-III Shares	Class E Shares and Operating Partnership Units
January 31, 2026	$0.0749	$0.0855	$0.0900	$0.0946	$0.0943	$0.0970	$0.1123
February 28, 2026	0.0762	0.0859	0.0900	0.0946	0.0943	0.0970	0.1123
March 31, 2026	0.0749	0.0855	0.0900	0.0946	0.0943	0.0970	0.1123
April 30, 2026	0.0753	0.0856	0.0900	0.0946	0.0943	0.0970	0.1123
May 31, 2026	0.0749	0.0855	0.0900	0.0946	0.0943	0.0970	0.1123
June 30, 2026	0.0753	0.0856	0.0900	0.0946	0.0943	0.0970	0.1123
Total	$0.4515	$0.5136	$0.5400	$0.5676	$0.5658	$0.5820	$0.6738

The following tables summarize our distributions declared during the six months ended June 30, 2026 and 2024 ($ in thousands):

	Six Months Ended June 30, 2026		Six Months Ended June 30, 2025
	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$32,746	74%	$24,505	74%
Reinvested in shares	11,383	26%	8,467	26%
Total distributions(1)	$44,129	100%	$32,972	100%
Sources of distributions
Cash flows from operating activities(2)	$44,129	100%	$32,972	100%
Total sources of distributions	$44,129	100%	$32,972	100%

AFFO	$41,817		$36,924

___________

(1)
Includes distributions declared on Operating Partnership units.
(2)
During the six months ended June 30, 2026, we received cash flows from operating activities in the amount of $52.4 million.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents ($ in thousands):

	Six Months Ended June 30,
	2026	2025
Cash flows provided by operating activities	$52,358	$42,214
Cash flows used in investing activities	(305,883)	(339,802)
Cash flows provided by financing activities	277,673	280,519
Net increase/(decrease) in cash and cash equivalents and restricted cash	$24,148	$(17,069)

Cash flows provided by operating activities increased by approximately $10.1 million during the six months ended June 30, 2026 compared to the six months ended June 30, 2025 due to increased cash flows from income related to our investments in real estate and real estate debt.

Cash flows used in investing activities decreased by approximately $33.9 million during the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decrease is primarily due to a $120.8 million net increase in repayments from our investments in real estate debt and $146.1 million fewer fundings for investments in real estate debt. This was offset by a $233.0 million increase in acquisition activity related to our investments in real estate.

Cash flows provided by financing activities decreased by approximately $2.8 million during the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decrease is primarily driven by a $42.3 million net decrease in proceeds from the issuance of our common stock and preferred stock of subsidiary REITs, a $27.1 million increase in share repurchases and a $8.6 million increase in distributions. This was offset by a $74.5 million increase in net borrowings related to our mortgage notes and secured debt arrangements and a $0.7 million decrease in offering costs paid.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our investments in real estate debt and secured debt arrangements are primarily floating-rate and indexed to the Secured Overnight Financing Rate ("SOFR"), thereby exposing us to interest rate risk resulting in increases or decreases to net income depending on interest rate movements. As of June 30, 2026, we held $1.2 billion of investments in real estate debt, including real estate debt securities, and had outstanding borrowings of $485.1 million on our secured debt arrangements. While we cannot predict factors that may or may not affect interest rates, a 50 bps increase or decrease in SOFR would have resulted in an increase or decrease to income from investments in real estate debt of $1.4 million and $2.6 million for the three and six months ended June 30, 2026, respectively, and an increase or decrease to interest expense of $0.5 million and $0.8 million for the three and six months ended June 30, 2026, respectively.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal action arising in the ordinary course of business. As of June 30, 2026, we were not involved in any material legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed under Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 10, 2026.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

During the three months ended June 30, 2026, we sold equity securities that were not registered under the Securities Act. As described in Note 11 - Related Party Transactions to our condensed consolidated financial statements, the Adviser is entitled to an annual management fee payable monthly in cash, shares of common stock, or Operating Partnership units, in each case at the Adviser's election. For the three months ended June 30, 2026, the Adviser elected to receive its management fee in Class E shares and Class E units. In connection with the Adviser's election, we issued 158,467 Class E shares and 14,495 Class E units to the Adviser during the three months ended June 30, 2026 in satisfaction of the management fee. These issuances were made in reliance upon the exemption from the registration set forth in Section 4(a)(2) of the Securities Act.

During the three months ended June 30, 2026, we sold and issued 4,622 Class E shares to certain of Apollo's affiliates, employees and our directors pursuant to a private placement for an aggregate purchase price of $0.1 million. During the three months ended June 30, 2026, we issued 243 Class E shares to certain of Apollo's affiliates and employees in lieu of cash for the dividends paid for a total value of approximately $5 thousand. These issuances were made in reliance upon the exemption from the registration set forth in Section 4(a)(2) of the Securities Act.

During the three months ended June 30, 2026, all unitholders of the Operating Partnership elected to reinvest their dividends. In connection with such dividend reinvestment, we issued 75,660 and 3,922 Class A-I units and Class E units, respectively, to the unitholders of the Operating Partnership in lieu of cash for the dividends paid during the three months ended June 30, 2026. These issuances were made in reliance upon the exemption from registration set forth in Section 4(a)(2) of the Securities Act.

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

During the three months ended June 30, 2026, we repurchased 488,959 Class A-III shares, 127,993 Class A-I shares, 183,807 Class F-I shares and 21,731 Class I shares pursuant to our share repurchase plan for $17.6 million. We did not repurchase any Class S shares, Class D shares or Class E shares. The "Liquidity and Capital Resources" section within Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" details our sources of capital used to pay such repurchases.

Month of	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Repurchases as Percentage of NAV(1)	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs
April 2026	285,012	21.17	285,012	0.40%	—
May 2026	344,147	21.53	344,147	0.49%	—
June 2026	193,330	21.58	193,330	0.28%	—
Total	822,490	21.42	822,490	1.16%	—

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

4.1	Second Amended and Restated Share Repurchase Plan (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on July 2, 2025)
4.2	Second Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on July 2, 2025)
4.3*	Form of Subscription Agreement
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page Interactive Data File (embedded with the Inline XBRL document)

*	Filed herewith

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

Apollo Realty Income Solutions, Inc.

August 10, 2026	By:	/s/ Jess Lipsey
Jess Lipsey
President, Chief Executive Officer and Director
(Principal Executive Officer)

August 10, 2026	By:	/s/ Anastasia Mironova
Anastasia Mironova
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)