Form 10-Q
period 2026-09-30
Apollo Realty Income Solutions, Inc.
filed 2026-11-10
CIK 1882850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 10, 2026, the Registrant had 80,824,780 outstanding shares of common stock, consisting of 52,603,963 Class A-III shares, 23,462,512 Class A-I shares, 1,245,456 Class F-I shares, 1,815,656 Class I shares, 5,151 Class D shares, 13,981 Class S shares and 1,678,061 Class E shares.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Apollo Realty Income Solutions, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands - except share data)

	September 30, 2026	December 31, 2025
Assets
Investments in real estate, net	$1,089,663	$684,412
Investments in real estate debt, at fair value	1,243,632	1,206,847
Investments in unconsolidated entities, at fair value	122,547	—
Cash and cash equivalents	104,455	58,492
Restricted cash	5,277	2,903
Other assets	116,447	128,497
Total assets(1)	$2,682,021	$2,081,151
Liabilities and Equity
Secured debt arrangements, net	$590,671	$348,110
Mortgage notes and revolving credit facility, net	234,761	154,162
Other liabilities	102,126	77,295
Due to affiliates	11,623	13,759
Total liabilities(1)	939,181	593,326
Commitments and contingencies (See Note 17)	—	—
Redeemable non-controlling interest	2,182	4,745
Equity
Preferred stock, $0.01 par value per share, 100,000,000 shares authorized at September 30, 2026 and December 31, 2025, and none issued and outstanding	—	—
Common stock, $0.01 par value per share (See Note 15 - Equity)	784	659
Additional paid-in capital	1,631,918	1,363,537
Retained earnings (accumulated deficit)	(12,274)	4,696
Total stockholders' equity	1,620,428	1,368,892
Non-controlling interest attributable to the Operating Partnership	119,980	114,063
Non-controlling interest attributable to preferred stockholders	250	125
Total equity	1,740,658	1,483,080
Total liabilities and equity	$2,682,021	$2,081,151

(1)
Represents the consolidated assets and liabilities of ARIS Operating Partnership L.P., a Delaware limited partnership (the "Operating Partnership"). The Operating Partnership is a consolidated variable interest entity ("VIE"), of which Apollo Realty Income Solutions, Inc. (the "Company") is the sole general partner and owns approximately 93% and 92% as of September 30, 2026 and December 31, 2025, respectively. See "Note 2 - Summary of Significant Accounting Policies" for additional information.

See accompanying notes to unaudited condensed consolidated financial statements.

Apollo Realty Income Solutions, Inc.

Condensed Consolidated Statement of Operations (Unaudited)

(in thousands - except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Rental revenue	$24,247	$10,258	$60,115	$24,774
Total revenues	24,247	10,258	60,115	24,774
Expenses
Rental property operating	$6,383	$2,498	$16,793	$5,645
General and administrative	1,993	1,730	5,606	5,258
Management fee	4,018	3,185	11,461	8,778
Performance participation allocation	141	108	342	297
Depreciation and amortization	10,195	4,859	26,053	11,136
Total expenses	$22,730	$12,380	$60,255	$31,114
Other income
Income from investments in real estate debt	23,201	24,820	68,630	67,403
Income from investments in unconsolidated entities	5,486	—	5,486	—
Other income	942	763	2,404	2,896
Interest expense	(11,363)	(5,723)	(26,776)	(13,485)
Total other income	18,266	19,860	49,744	56,814
Net income	$19,783	$17,738	$49,604	$50,474
Net income attributable to non-controlling interests in the Operating Partnership	$1,451	$1,561	$3,769	$4,764
Net income attributable to preferred stockholders	—	—	15	8
Net income attributable to the Company's stockholders	$18,332	$16,177	$45,820	$45,702

Net income per share of common stock, basic	$0.24	$0.27	$0.63	$0.84
Net income per share of common stock, diluted	$0.24	$0.27	$0.63	$0.84

Weighted-average shares of common stock outstanding, basic	76,659,420	59,521,740	72,733,037	54,330,467
Weighted-average shares of common stock outstanding, diluted	76,661,178	59,523,522	72,735,953	54,333,427

See accompanying notes to unaudited condensed consolidated financial statements.

Apollo Realty Income Solutions, Inc.

Condensed Consolidated Statement of Changes in Equity (Unaudited)

(in thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity	Non-Controlling Interest	Total Equity	Redeemable non-controlling interest

Balance at June 30, 2026	73,730	$737	$1,530,764	$(8,517)	$1,522,984	$116,495	$1,639,479	$5,755
Common stock issued	5,336	53	115,104	—	115,157	—	115,157	318
Amortization of restricted stock grants	—	—	25	—	25	—	25	—
Offering costs	—	—	(299)	—	(299)	—	(299)	—
Distribution reinvestments	193	2	4,174	—	4,176	—	4,176	91
Net income	—	—	—	18,332	18,332	1,370	19,702	81
Repurchase of common stock	(826)	(8)	(17,806)	—	(17,814)	—	(17,814)	—
Transfer from redeemable non-controlling interest	—	—	—	—	—	4,013	4,013	(4,013)
Distributions to non-controlling interests in the Operating Partnership	—	—	—	—	—	(1,648)	(1,648)	(94)
Distributions declared on common stock	—	—	—	(22,089)	(22,089)	—	(22,089)	—
Allocation to redeemable non-controlling interest	—	—	(44)	—	(44)	—	(44)	44
Balance at September 30, 2026	78,433	$784	$1,631,918	$(12,274)	$1,620,428	$120,230	$1,740,658	$2,182

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity	Non-Controlling Interest	Total Equity	Redeemable non-controlling interest
Balance at June 30, 2025	56,086	$561	$1,154,156	$8,717	$1,163,434	$111,365	$1,274,799	$3,978
Common stock issued	5,698	57	121,706	—	121,763	—	121,763	300
Amortization of restricted stock grants	—	—	25	—	25	—	25	—
Offering costs	—	—	(612)	—	(612)	—	(612)	—
Distribution reinvestments	148	1	3,162	—	3,163	1,571	4,734	64
Net income	—	—	—	16,177	16,177	1,498	17,675	63
Repurchase of common stock	(403)	(4)	(8,604)	—	(8,608)	—	(8,608)	—
Distributions to non-controlling interests in the Operating Partnership	—	—	—	—	—	(1,578)	(1,578)	(66)
Distributions declared on common stock	—	—	—	(17,138)	(17,138)	—	(17,138)	—
Allocation to redeemable non-controlling interest	—	—	(24)	—	(24)	—	(24)	24
Balance at September 30, 2025	61,529	$615	$1,269,809	$7,756	$1,278,180	$112,856	$1,391,036	$4,363

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity	Non-Controlling Interest	Total Equity	Redeemable non-controlling interest
Balance at December 31, 2025	65,926	$659	$1,363,537	$4,696	$1,368,892	$114,188	$1,483,080	$4,745
Common stock issued	14,399	143	309,824	—	309,967	—	309,967	1,136
Preferred equity issued	—	—	—	—	—	125	125	—
Amortization of restricted stock grants	—	—	75	—	75	—	75	—
Offering costs	—	—	(779)	—	(779)	—	(779)	—
Distribution reinvestments	563	6	12,142	—	12,148	3,248	15,396	254
Net income	—	—	—	45,820	45,820	3,580	49,400	204
Repurchase of common stock	(2,455)	(24)	(52,764)	—	(52,788)	—	(52,788)	—
Transfer from redeemable non-controlling interest	—	—	—	—	—	4,013	4,013	(4,013)
Distributions to non-controlling interests in the Operating Partnership	—	—	—	—	—	(4,909)	(4,909)	(261)
Distributions to non-controlling preferred stockholders	—	—	—	—	—	(15)	(15)	—
Distributions declared on common stock	—	—	—	(62,790)	(62,790)	—	(62,790)	—
Allocation to redeemable non-controlling interest	—	—	(117)	—	(117)	—	(117)	117
Balance at September 30, 2026	78,433	$784	$1,631,918	$(12,274)	$1,620,428	$120,230	$1,740,658	$2,182

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity	Non-Controlling Interest	Total Equity	Redeemable non-controlling interest
Balance at December 31, 2024	45,212	$453	$924,645	$8,955	$934,053	$108,290	$1,042,343	$2,817
Common stock issued	16,784	168	356,982	-	357,150	-	357,150	1,327
Amortization of restricted stock grants	-	-	75	-	75	-	75	-
Offering costs	-	-	(1,896)	-	(1,896)	-	(1,896)	-
Distribution reinvestments	396	3	8,437	-	8,440	4,652	13,092	173
Net income	-	-	-	45,702	45,702	4,594	50,296	178
Repurchase of common stock	(863)	(9)	(18,385)	-	(18,394)	-	(18,394)	-
Distributions to non-controlling interests in the Operating Partnership	-	-	-	-	-	(4,672)	(4,672)	(181)
Distributions to non-controlling preferred stockholders	-	-	-	-	-	(8)	(8)	-
Distributions declared on common stock	-	-	-	(46,901)	(46,901)	-	(46,901)	-
Allocation to redeemable non-controlling interest	-	-	(49)	-	(49)	-	(49)	49
Balance at September 30, 2025	61,529	$615	$1,269,809	$7,756	$1,278,180	$112,856	$1,391,036	$4,363

See accompanying notes to unaudited condensed consolidated financial statements.

Apollo Realty Income Solutions, Inc.

Condensed Consolidated Statement of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Cash flows from operating activities
Net income	$49,604	$50,474
Adjustments to reconcile net income to net cash provided by operating activities:
Management fee	11,461	8,778
Performance participation allocation	342	297
Depreciation and amortization	26,053	11,136
Straight line rent amortization	(4,024)	(2,422)
Above- and below- market lease amortization, net	(2,940)	(568)
Amortization of discount/premium and payment-in-kind interest	(1,239)	(230)
Amortization of deferred financing costs	1,847	1,135
Amortization of restricted stock awards	75	75
Unrealized gain on fair value of investments in unconsolidated entities	(5,486)	—
Unrealized loss on fair value of investments in real estate debt	409	38
Realized gain on repayments of real-estate related securities	(63)	(124)
Changes in operating assets and liabilities:
Other assets	(2,689)	(1,621)
Due to affiliates	(2,298)	(2,299)
Other liabilities	8,990	3,504
Cash settlement of performance participation allocation	(194)	—
Net cash provided by operating activities	79,848	68,173
Cash flows from investing activities:
Acquisitions of real estate	(405,360)	(261,153)
Capital improvements to real estate	(1,334)	(140)
Payment of investment acquisition deposits	(3,271)	—
Returned investment acquisition deposit	500	—
Contributions to investments in unconsolidated entities	(117,061)	—
Origination and acquisition of commercial mortgage and mezzanine loans	(18,702)	(230,061)
Purchase of real estate-related securities	(25,000)	(33,268)
Add-on fundings of commercial mortgage loans	(220,083)	(237,423)
Repayments of commercial mortgage and mezzanine loans	262,536	163,795
Repayments from real estate-related securities	15,118	20,686
Net cash used in investing activities	(512,657)	(577,564)
Cash flows from financing activities:
Borrowings from mortgage notes	81,872	58,300
Borrowings from secured debt arrangements	354,659	164,734
Repayments of secured debt arrangements	(143,378)	(33,300)
Payment of deferred financing costs	(4,619)	(2,059)
Proceeds from issuance of common stock	299,658	349,525
Proceeds from issuance of preferred equity by subsidiary REITs	125	—
Distributions paid	(51,073)	(36,884)
Distributions to non-controlling preferred stockholders	(15)	(8)
Repurchase of common stock	(55,259)	(17,598)
Offering costs paid	(824)	(2,027)
Net cash provided by financing activities	481,146	480,683
Net change in cash, cash equivalents and restricted cash	48,337	(28,708)
Cash, cash equivalents and restricted cash, beginning of period	61,395	82,405
Cash, cash equivalents and restricted cash, end of period	$109,732	$53,697

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$104,455	$51,069
Restricted cash	5,277	2,628
Total cash, cash equivalents and restricted cash	$109,732	$53,697
Supplemental disclosure of cash flow information:
Cash paid for interest	$23,635	$11,594
Non-cash investing and financing activities:
Change in loan proceeds held by servicer for repayment of commercial mortgage loan	$(49,761)	$25,000
Change in loan proceeds held by servicer for repayment of secured debt arrangements	$(31,350)	$—
Investments purchased but not settled	$—	$9,975
Accrued offering costs	$181	$96
Accrued stockholder servicing fees due to affiliate	$23	$22
Distribution reinvestments	$15,650	$13,265
Distributions accrued and not paid	$8,136	$6,464
Accrued repurchases of common stock	$4,492	$2,994
Issuance of Class E shares for payment of management fee	$10,309	$7,625
Redeemable non-controlling interest issuance as Class E units of the Operating Partnership for payment of management fee	$942	$885
Redeemable non-controlling interest issuance as Class E units of the Operating Partnership for payment of performance participation allocation	$194	$443
Allocation to redeemable non-controlling interests	$117	$49

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

As of September 30, 2026, the Company owned 18 properties, had 22 investments in commercial real estate debt, held 28 positions in real estate-related securities, and held one investment in an unconsolidated real estate venture. The Company currently operates in two reportable segments: Real Estate and Real Estate Debt. See "Note 18 - Segment Reporting" for additional information.

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

These unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position, results of operations and cash flows have been included. The Company's results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the full year or any other future period.

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

Where the Company does not have the power to direct the activities of the VIE that most significantly impact its economic performance, the Company's interests for those partially owned entities are accounted for using the equity method of accounting. Equity method investments for which the Company has not elected a fair value option ("FVO") are initially recorded at cost and subsequently adjusted for the Company's pro-rata share of net income, contributions, and distributions. When the Company elects the FVO, the Company records its share of net asset value of the entity and any related unrealized gains and losses. The Company uses NAV as a practical expedient to measure fair value for investments that lack a readily determinable fair value and when the investee is an investment company within the scope of ASC 946, "Financial Services - Investment Companies."

Cash and Cash Equivalents

Cash and cash equivalents represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. As of September 30, 2026 and December 31, 2025, the Company held $104.5 million and $58.5 million of cash and cash equivalents, respectively.

Restricted Cash

Restricted cash represents cash held in a deposit account controlled by a third party, tenant security deposits and reserves held in escrow related to real estate taxes, insurance and repairs and maintenance in connection with mortgages on certain of the Company's properties. As of September 30, 2026 and December 31, 2025, the Company held $5.3 million and $2.9 million in restricted cash, respectively.

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

Certain investments that are measured at fair value using NAV per share as a practical expedient are not required to be categorized in the fair value hierarchy tables. The total fair value of these investments is included in the tables below to permit reconciliation of the fair value hierarchy to amounts presented on the Company's condensed consolidated balance sheets.

As of September 30, 2026, the Company's investments in real estate debt consisted of commercial mortgage and mezzanine loans secured by real estate assets and real estate-related securities. The Company has elected FVO for investments in commercial mortgage and mezzanine loans secured by real estate assets as the Company believes fair value provides a more accurate depiction of the value of these assets. Real-estate related securities meet the criteria to be classified as trading securities under ASC 320, "Investments". The Company generally determines the fair value of its investments in real estate debt by utilizing third-party pricing service providers whenever available.

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

The following table details the Company's assets measured at fair value on a recurring basis ($ in thousands):

	September 30, 2026					December 31, 2025
	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total	Level 1	Level 2	Level 3	NAV as a Practical Expedient	Total
Assets:
Investments in real estate debt	$—	$131,558	$1,112,074	$—	$1,243,632	$—	$121,521	$1,085,326	$—	$1,206,847
Investments in unconsolidated entities	—	—	—	122,547	122,547	—	—	—	—	—
Total	$—	$131,558	$1,112,074	$122,547	$1,366,179	$—	$121,521	$1,085,326	$—	$1,206,847

The following table details the Company's assets measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

Investments in Real Estate Debt
Balance as of December 31, 2025	1,085,326
Originations, acquisitions, and add on fundings	238,785
Repayments	(212,775)
Amortization of discount/premium and payment-in-kind interest	1,239
Included in net income:
Unrealized loss from investments in real estate debt	(502)
Balance as of September 30, 2026	1,112,073

The following table contains the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy ($ in thousands):

	September 30, 2026
	Fair Value	Valuation Technique	Unobservable Inputs	Rate Range	Weighted Average	Impact to Valuation from an Increase in Input
Assets:
Investments in real estate debt	$1,112,074	Discounted cash flow	Discount rate	6.20% - 11.50%	7.6%	Decrease

	December 31, 2025
	Fair Value	Valuation Technique	Unobservable Inputs	Rate Range	Weighted Average	Impact to Valuation from an Increase in Input
Assets:
Investments in real estate debt	$1,085,326	Discounted cash flow	Discount rate	5.98% - 11.00%	7.6%	Decrease

Valuation of liabilities not measured at fair value

As of September 30, 2026 and December 31, 2025, the fair value of the Company's secured debt arrangements, mortgage notes, and revolving credit facility was $821.0 million, which was $9.4 million below carrying value, and $505.9 million, which approximated carrying value, respectively. The fair value of the Company's indebtedness is estimated by modeling the cash flows required by the Company's debt arrangements and mortgages and discounting them back to the present value using an appropriate discount rate. Additionally, the Company considers current market rate and conditions by evaluating similar borrowing agreements with comparable loan-to-value ratios and credit profiles. The inputs used in determining the fair value of the Company's indebtedness are considered Level 3.

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

Real estate assets will be evaluated for impairment on a quarterly basis. The Company will consider the following factors when performing its impairment analysis: (1) management, having the authority to approve the action, commits to a plan to sell the asset; (2) significant negative industry and economic outlook or trends; (3) expected material costs necessary to extend the life or operate the real estate asset; and (4) its ability to hold and dispose of the real estate asset in the ordinary course of business. A real estate asset is considered impaired when the sum of estimated future undiscounted cash flows to be generated by the real estate asset over the estimated remaining holding period is less than the carrying value of such real estate asset. An impairment charge is recorded equal to the excess of the carrying value of the real estate asset over the fair value. When determining the fair value of a real estate asset, the Company makes certain assumptions including, but not limited to, consideration of projected operating cash flows, comparable selling prices and projected cash flows from the eventual disposition of the real estate asset based upon its estimate of a capitalization rate and discount rate. As of September 30, 2026, the Company had not recorded any impairments on its investments in real estate.

Investments in Real Estate Debt

The Company's investments in real estate debt consist of commercial mortgage and mezzanine loans secured by real estate and real estate-related securities. The Company has elected the FVO for its commercial mortgage and mezzanine loans secured by real estate. Real-estate related securities met the criteria to be classified as trading securities under ASC 320, "Investments". Trading securities are recognized on a trade date basis and are carried at fair value. The unrealized gain or loss associated with holding real estate debt investments at fair value are recorded as a component of income from investments in real estate debt on the Company's condensed consolidated statement of operations. For the three and nine months ended September 30, 2026, the Company recorded $0.8 million and $0.4 million of unrealized losses on its investments in real estate debt, respectively. For the three and nine months ended September 30, 2025, the Company recorded $0.3 million and de minimis unrealized losses on its investments in real estate debt, respectively.

Investments in Unconsolidated Entities

The Company has elected the FVO for its investments in unconsolidated entities and therefore reports the investments at fair value. As such, the resulting unrealized gains and losses are recorded as a component of income from investments in unconsolidated entities on the Company’s condensed consolidated statement of operations. As of September 30, 2026, the Company's investments in unconsolidated entities represent limited partnership interests in a private real estate fund.

Distributions received from equity method investments are classified using the nature of distributions approach. Distributions received are classified based on the nature of the activity that generated the distributions, either as a return on the investment, which are classified as cash inflows from operating activities, or as a return of capital, which are classified as cash inflows from investing activities.

Deferred Financing Costs

Costs incurred in connection with financings are capitalized and amortized over the respective financing terms and are reflected on the accompanying condensed consolidated statement of operations as a component of interest expense. For the Company's debt facilities that have outstanding borrowings, the capitalized financing costs, net of amortization, are reflected as a direct deduction of such facilities. For debt facilities that do not have outstanding borrowings or for our revolving facility, the capitalized financing costs, net of amortization, are recorded as a component of other assets on the Company's condensed consolidated balance sheet.

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

The Company evaluates the collectability of receivables related to rental revenue on an individual lease basis. Management exercises judgment in assessing collectability and considers the length of time a receivable has been outstanding, tenant creditworthiness, payment history, available information about the financial condition of the tenant, and current economic trends, among other factors. Tenant receivables that are deemed uncollectible are recognized as a reduction to rental revenue. However, any future cash receipt on leases that are deemed uncollectible will be recorded as income on a cash basis. As of September 30, 2026, no rental revenue from the Company's leases was deemed uncollectible.

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

Commercial mortgage and mezzanine loans that are significantly past due may be placed on non-accrual status if the Company determines it is probable that it will not collect all payments which are contractually due. When a loan is placed on non-accrual status, interest is only recorded as interest income when it is received. A loan may be placed back on accrual status if the Company determines it is probable that it will collect all payments which are contractually due. As of September 30, 2026, none of the Company's loans were on non-accrual status.

Income Taxes

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Code commencing with its taxable year ended December 31, 2023. As long as the Company qualifies for taxation as a REIT, it generally will not be subject to federal corporate income tax to the extent it distributes its taxable income to stockholders. REITs are also subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain federal, state and local taxes on its income and property, including taxes on any undistributed income. For the nine months ended September 30, 2026, no material deferred tax assets or liabilities have been recognized, and detailed tabular disclosure are not presented due to the insignificance of reported tax expense.

The Company has formed wholly owned subsidiaries, one or more of which function as taxable REIT subsidiaries (each, a "TRS"). With respect to each TRS, the Company has filed a TRS election, together with such subsidiary, with the Internal Revenue Service. In general, a TRS may perform additional services for the Company's tenants and generally may engage in any real estate or non-real estate-related business. Each TRS is subject to income taxation at the federal, state and local levels, as applicable, at regular corporate tax rates. The tax returns filed by the Company and any TRS for tax years 2023, 2024 and 2025 remain subject to examination by taxing authorities.

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

The following table details the selling commissions, dealer manager fees, and stockholder servicing fees for each applicable share class as of September 30, 2026:

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

The Dealer Manager has entered into agreements with selected dealers that agree to distribute the Company's shares in the Follow-On Offering, which will provide, among other things, for the reallowance of the full amount of the selling commissions and stockholder servicing fees to such selected dealers. The Company will cease paying the stockholder servicing fee with respect to any Class S share or Class D share held in a stockholder's account at the end of the month in which the total selling commissions, dealer manager fees and stockholder servicing fees paid with respect to such shares would exceed, in the aggregate, 8.75% of the gross proceeds from the sale of such share. There is not a stockholder servicing fee, upfront selling commission or dealer manager fee with respect to Class I shares, Class F-I shares, Class A-I shares, and Class A-III shares. The Company accrues the cost of the stockholder servicing fee as an offering cost at the time each Class S share and Class D share is sold during the primary offering. As of September 30, 2026, the Company had accrued $23 thousand of stockholder servicing fees related to Class S and Class D shares sold. Such fees are recorded as a component of due to affiliates on the Company's condensed consolidated balance sheet.

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

Note 3 - Investments in Real Estate

As of September 30, 2026 and December 31, 2025, the Company's investments in real estate, net, consisted of the following ($ in thousands):

	September 30, 2026	December 31, 2025
Building and building improvements	$906,689	$590,628
Land and land improvements	199,507	98,465
Furniture, fixtures and equipment	6,742	5,348
Tenant improvements	11,153	6,736
Total	1,124,091	701,177
Accumulated depreciation	(34,428)	(16,765)
Investment in real estate, net	$1,089,663	$684,412

Acquisitions

During the nine months ended September 30, 2026, the Company acquired $405.2 million of investments in real estate, which were comprised of three industrial properties and one multifamily property, and funded $0.1 million of post-closing acquisition costs related to acquisitions made during the year ended December 31, 2025.

During the year ended December 31, 2025, the Company acquired $471.2 million of investments in real estate, which were comprised of seven industrial properties and two multifamily properties.

The following table provides further details of the properties acquired during the nine months ended September 30, 2026 and the year ended December 31, 2025 ($ in thousands):

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

The following table summarizes the purchase price allocation for the properties acquired during the nine months ended September 30, 2026, and for the properties acquired during the year ended December 31, 2025 ($ in thousands):

	September 30, 2026	December 31, 2025
Building and building improvements	$314,809	$370,943
Land and land improvements	100,918	68,968
In-place lease intangibles	34,959	36,546
Tenant improvements	4,351	4,224
Furniture, fixtures and equipment	1,381	4,177
Above-market lease intangibles	464	1,077
Below-market lease intangibles	(51,648)	(14,783)
Total purchase price	$405,234	$471,152

Intangible assets are recorded in other assets on the accompanying condensed consolidated balance sheet. The intangibles of the properties are amortized over the remaining lease terms that they were derived from. As a result, the Company's intangibles have a weighted average amortization period of approximately 11 years. As of September 30, 2026 and December 31, 2025, the Company did not recognize any impairment on its real estate investments.

Note 4 - Investments in Real Estate Debt

The following table details the Company's investments in real estate debt as of September 30, 2026 ($ in thousands):

	September 30, 2026
Type of Investment in Real Estate Debt	Number of Positions	Weighted Average Coupon (1)	Weighted Average Maturity Date (2)	Face Amount	Cost Basis	Fair Value
Commercial mortgage loan	21	7.3%	October 2029(4)	$1,050,375	$1,050,226	$1,050,323
Mezzanine loan	1	11.0%	July 2029	62,500	62,500	61,751
Real estate-related securities (3)	28	5.3%	September 2040	131,403	131,323	131,558
Total investments in real estate debt:	50	7.2%	December 2030	$1,244,278	$1,244,049	$1,243,632

The following table details the Company's investments in real estate debt as of December 31, 2025 ($ in thousands):

	December 31, 2025
Type of Investment in Real Estate Debt	Number of Positions	Weighted Average Coupon (1)	Weighted Average Maturity Date (2)	Face Amount	Cost Basis	Fair Value
Commercial mortgage loan	23	7.2%	July 2029 (4)	$973,173	$972,976	$972,826
Mezzanine loan	2	10.6%	April 2028	112,500	112,500	112,500
Real estate-related securities (3)	32	5.3%	September 2039	121,512	121,379	121,521
Total investments in real estate debt:	57	7.3%	June 2030	$1,207,185	$1,206,855	$1,206,847

(1)
Based on applicable benchmark rates as of September 30, 2026 and December 31, 2025, respectively.
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

The table below details the type of properties securing the loans in the Company's portfolio at the dates indicated ($ in thousands):

	September 30, 2026		December 31, 2025
Property Type	Fair Value	% of Portfolio	Fair Value	% of Portfolio
Data Center	$437,562	39.3%	$322,066	29.7%
Residential	293,623	26.4%	329,206	30.3%
Self-Storage	96,524	8.7%	95,181	8.7%
Production Studio	95,090	8.6%	80,912	7.5%
Mixed Use	94,560	8.5%	93,370	8.6%
Hotel	69,793	6.3%	90,116	8.3%
Life Sciences	24,922	2.2%	24,475	2.3%
Industrial	-	0.0%	50,000	4.6%
Total	$1,112,074	100.0%	$1,085,326	100.0%

The table below details the geographic distribution of the properties securing the loans in the Company's portfolio at the dates indicated ($ in thousands):

	September 30, 2026		December 31, 2025
Geographic Location	Fair Value	% of Portfolio	Fair Value	% of Portfolio
Northeast	$287,585	25.9%	$280,622	25.8%
West	284,641	25.6%	325,656	30.0%
Southwest	243,865	21.9%	220,030	20.3%
Mid-Atlantic	186,059	16.7%	140,153	12.9%
Midwest	83,411	7.5%	82,485	7.6%
Southeast	26,513	2.4%	36,380	3.4%
Total	$1,112,074	100.0%	$1,085,326	100.0%

The total income from investments in real estate debt disclosed on the Company's condensed consolidated statement of operations relates to interest income, upfront fees, amortization of premiums/discounts, and realized and unrealized gain/(loss) on these investments in real estate debt. For the three and nine months ended September 30, 2026, the Company recorded $0.8 million and $0.4 million of unrealized losses on its investments in real estate debt. For the three and nine months ended September 30, 2025, the Company recorded $0.3 million and de minimis unrealized losses on its investments in real estate debt, respectively. For both the three and nine months ended September 30, 2026, the Company recorded de minimis and $0.1 million of realized gains on its investments in real estate debt. For the three and nine months ended September 30, 2025, realized gains on investments in real estate debt were de minimis and $0.1 million, respectively.

Note 5 - Investments in Unconsolidated Entities

The following table details the Company's investments in unconsolidated entities, accounted for under the FVO using NAV as a practical expedient ($ in thousands):

			September 30, 2026
Investment	Closing Date	Number of Properties	Committed Capital	Unfunded Commitment	Ownership Percentage	Carrying Value	Redemption Terms
Apollo Manufactured Housing Fund ("MH Fund")	July 2026	43(1)	$150,000	$32,939	18%	$122,547	(2)

(1)
The Company also holds an investment in a manufactured housing operating company through its investment in the MH Fund.
(2)
The Company cannot redeem its investment in the MH Fund until the expiration of the lock-up period, which is the later of (i) the earlier of (x) the full deployment of the Company's commitment and (y) the third anniversary of the initial subscription date, and (ii) the second anniversary of the initial subscription date. Following the expiration of the lock-up period, the Company can request to redeem all or part of its investment quarterly with 90 days' written notice.

During the three and nine months ended September 30, 2026, the Company recorded $5.5 million of unrealized gains from the MH Fund as a component of income from investments in unconsolidated entities on the Company's condensed consolidated statement of operations.

Note 6 - Other Assets

The following table details the components of the Company's other assets at the dates indicated ($ in thousands):

	September 30, 2026	December 31, 2025
Real estate intangibles, net	$90,366	$63,564
Straight-line rent receivable	10,860	6,836
Interest receivable	5,961	5,838
Other	4,517	1,631
Investment acquisition deposits	3,271	500
Deferred financing costs, net	1,472	47
Loan proceeds held by servicer (1)	—	50,081
Total	$116,447	$128,497

(1)
Includes loan principal, interest, and other fees held by the Company's third-party servicers as of December 31, 2025 and remitted during the January remittance cycle.

Note 7 - Intangibles

The gross carrying amount and accumulated amortization of the Company's intangible assets consisted of the following as of the dates indicated ($ in thousands):

	September 30, 2026	December 31, 2025
Intangible assets:
In-place lease intangibles	$107,827	$72,857
Above-market lease intangibles	2,879	2,415
Total intangible assets	110,706	75,272
Accumulated amortization:
In-place lease amortization	(19,759)	(11,369)
Above-market lease amortization	(581)	(339)
Total real estate intangible assets, net	$90,366	$63,564
Intangible liabilities
Below-market lease intangibles	$(77,290)	$(25,638)
Total intangible liabilities	(77,290)	(25,638)
Accumulated amortization:
Below-market lease amortization	5,399	2,217
Total real estate intangible liabilities, net	$(71,891)	$(23,421)

The estimated future amortization on the Company's intangibles for each of the next five years and thereafter as of September 30, 2026, is as follows ($ in thousands):

	In-Place Lease Intangibles	Above-Market Intangibles	Below-Market Intangibles
2026 (remaining)	2,990	88	(1,591)
2027	10,142	361	(6,370)
2028	10,124	361	(6,361)
2029	10,072	361	(6,337)
2030	9,794	361	(6,242)
2031	8,167	187	(6,097)
Thereafter	36,779	579	(38,893)
	$88,068	$2,298	$(71,891)

Note 8 - Leases

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

The following table summarizes the fixed and variable components of the Company's operating leases ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Fixed lease payments	$19,370	$8,717	$48,629	$21,249
Variable lease payments	3,359	$1,272	8,543	2,957
Lease revenue	$22,729	$9,989	$57,172	$24,206
Above- and below-market lease amortization	1,518	269	2,943	568
Rental revenue	$24,247	$10,258	$60,115	$24,774

The following table presents the undiscounted future minimum rents the Company expects to receive for its industrial, retail and multifamily properties as of September 30, 2026 ($ in thousands):

Year	Future Minimum Rents
2026 (remaining)	17,451
2027	58,893
2028	48,562
2029	52,133
2030	51,479
2031	46,820
Thereafter	291,479
Total	$566,817

Note 9 - Mortgage Notes and Revolving Credit Facility

The following table details the mortgage notes and revolving credit facility secured by the Company's real estate at September 30, 2026 and December 31, 2025 ($ in thousands):

	September 30, 2026				December 31, 2025
	Principal Balance Outstanding	Weighted Average Interest Rate	Weighted Average Maturity Date(1)	Maximum Facility Size	Principal Balance Outstanding	Weighted Average Interest Rate	Weighted Average Maturity Date	Maximum Facility Size
Fixed rate loans:
Fixed rate mortgages	$238,172	5.23%	September 2030	N/A	$156,300	5.31%	April 2030	N/A
Variable rate loans:
Variable rate secured revolving credit facility	-	N/A	September 2030	$200,000	-	N/A	N/A	$-
Total loans secured by real estate	238,172				156,300
Less: Unamortized deferred financing costs	(3,411)				(2,138)
Mortgage notes and revolving credit facilities, net	$234,761				$154,162

(1)
Maturity date assumes extensions at the Company's option are exercised with consent of the financing provider, where applicable.

Mortgage Notes

During the nine months ended September 30, 2026, the Company obtained a $56.4 million fixed-rate mortgage to finance the acquisition of Masons Keepe and a $25.5 million fixed-rate mortgage secured by The Beckett, a 186-unit residential property located in Charleston, South Carolina. During the year ended December 31, 2025, the Company obtained a total of $120.3 million in fixed-rate mortgages to finance certain of its investments in real estate. The Company did not repay any mortgage loans during either period.

Revolving Credit Facility

During the nine months ended September 30, 2026, the Company entered into a revolving credit facility (the "Revolving Credit Facility") administered by Bank of America, N.A. The Revolving Credit Facility permits borrowings by ARIS RCF, LLC, a wholly-owned indirect subsidiary of the Company, secured by qualifying real estate investments. The Revolving Credit Facility has a maturity date of September 2029, with a one-year extension option, and borrowing capacity of $200.0 million. As of September 30, 2026, there were no outstanding borrowings related to the Revolving Credit Facility.

The following table details the future principal payments due under the Company's mortgage loans as of September 30, 2026 ($ in thousands):

Year	Amount
2026 (remaining)	$-
2027	-
2028	36,000
2029	-
2030	58,300
2031	143,872
Total	$238,172

The Company is subject to various financial and operational covenants under certain of its mortgage loans and its revolving credit facility. As of September 30, 2026 and December 31, 2025, the Company was in compliance with all of its loan covenants.

Note 10 - Secured Debt Arrangements

The Company's borrowings under secured debt arrangements at September 30, 2026 and December 31, 2025 are detailed in the following table ($ in thousands):

	September 30, 2026				December 31, 2025
	Maximum Amount of Borrowings	Borrowings Outstanding	Weighted Average Borrowing Costs	Maturity Date (1)	Maximum Amount of Borrowings	Borrowings Outstanding	Weighted Average Borrowing Costs	Maturity Date (1)
JPM Repurchase Facility	$400,000	$399,944	SOFR + 1.89%	October 2028	$400,000	$240,069	SOFR + 2.02%	October 2028
Barclays Repurchase Facility	500,000	192,308	SOFR + 1.71%	July 2030	500,000	69,535	SOFR + 1.75%	July 2030
BofA Repurchase Facility	N/A	-	N/A	N/A	N/A	40,017	SOFR + 0.55%	March 2026
Total secured debt arrangements		$592,252	SOFR + 1.83%			$349,621	SOFR + 1.80%
Less: Unamortized deferred financing costs		(1,581)				(1,511)
Total secured debt arrangements, net		$590,671				$348,110
(2)
Maturity date assumes extensions at the Company's option are exercised with consent of the financing provider.

At September 30, 2026, the Company's borrowings had the following maturities ($ in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
JPM Repurchase Facility	$-	$133,050	$266,894	$-	$399,944
Barclays Repurchase Facility	-	18,518	173,790	-	192,308
BofA Repurchase Facility	-	-	-	-	-
Total	-	151,568	440,684	-	592,252

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

The Company was in compliance with the covenants under its secured financing as of September 30, 2026 and December 31, 2025. The impact of macroeconomic conditions on the commercial real estate markets and global capital markets, including increased interest rates, changes to fiscal and monetary policy, slower economic growth or recession, labor shortages, and recent distress in the banking sector, may make it more difficult to meet or satisfy these covenants in the future.

Note 11 - Other Liabilities

The following table details the components of the Company's other liabilities at the date indicated ($ in thousands):

	September 30, 2026	December 31, 2025
Below market lease intangibles, net	$71,891	$23,421
Accounts payable and accrued expenses	10,571	6,634
Distribution payable	8,136	6,899
Real estate taxes payable	7,036	1,912
Accrued repurchases of common stock	4,492	6,963
Secured debt repayments pending servicer remittance(1)	—	31,466
Total	$102,126	$77,295

(1)
Represents pending transfers from our third-party loan servicers that were remitted to our secured repurchase facility counterparties during the subsequent remittance cycle.

Note 12 - Related Party Transactions

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

The Special Limited Partner holds a performance participation interest in the Operating Partnership that entitles it to receive an allocation from the Operating Partnership on Class S shares, Class D shares, and Class I shares equal to 12.5% of the annual Total Return, subject to a 5% annual Hurdle Amount and a High Water Mark, with a Catch-Up (each term as defined in the limited partnership agreement of the Operating Partnership, by and among the Company, as general partner, the Special Limited Partner and the limited partners party thereto from time to time (as amended, restated or otherwise modified from time to time, the "Limited Partnership Agreement")). On Class F-I shares, the Special Limited Partner is entitled to receive an allocation equal to 9.0% of the annual Total Return, subject to a 5% annual Hurdle Amount and a High Water Mark, with a Catch-Up (each term as defined in the Limited Partnership Agreement). Such allocation accrues monthly and is paid annually. There is no performance participation interest with respect to Class A-I shares, Class A-III shares, and Class E shares. The performance participation interest is paid, at the Adviser's election, in cash, Class E shares, Class E units or any combination thereof. During both the three and nine months ended September 30, 2026 and September 30, 2025, the Company accrued $0.1 million and $0.3 million of performance participation allocation.

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

The Company has engaged Nations Land Services, L.P. ("Nations"), a title agent company affiliated with Apollo. Nations acts as a title agent in facilitating and issuing title insurance in connection with investments by the Company, affiliates, and related parties, and third parties. Apollo receives distributions from Nations in connection with investments by the Company based on its equity interest in Nations. In each case, there will be no related offset to the Company. During the nine months ended September 30, 2026, the Company incurred $0.1 million of expenses for services provided by Nations. During the nine months ended September 30, 2025, the Company incurred $0.2 million of expenses for services provided by Nations.

The Company has engaged Alchelyst Holdings LLC ("Alchelyst"), formerly known as Lyra Client Solutions Holdings, LLC, an end-to-end client service platform affiliated with Apollo. Alchelyst provides administration, data management, trade operations, investor onboarding and servicing, technology and other similar services for institutional, global wealth, global family office and retail investors. During the nine months ended September 30, 2026, the Company incurred $0.3 million of expenses for services provided by Alchelyst. During the nine months ended September 30, 2025, the Company incurred $0.3 million of expenses for services provided by Alchelyst.

The Company has engaged Bridge Property Management, L.C. ("BPM"), a full-service property management company affiliated with Apollo, to manage, operate, maintain and service certain of the Company's properties. During the nine months ended September 30, 2026, the Company incurred $0.3 million of expenses for services provided by BPM. During the nine months ended September 30, 2025, the Company did not incur any expenses for services provided by BPM.

In connection with the Company's investment in the MH Fund, the Company expects to bear certain incentive fees that are payable to an affiliate of the Adviser beginning after the third anniversary of the initial closing of the investment. During the nine months ended September 30, 2026, the Company recognized $0.6 million of unrealized incentive fees.

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

From time to time, the Company makes co-investments in commercial mortgage and mezzanine loans alongside Apollo affiliates. As of September 30, 2026, all of the Company's investments in commercial mortgage and mezzanine loans were pari-passu co-investments with Apollo affiliates.

The Company may also offer Class E shares, which will only be available to certain of Apollo's affiliates, directors and employees, in one or more private placements. These shares are not being offered to the public pursuant to the Follow-On Offering and will not incur any upfront selling costs, ongoing servicing costs, management fee or performance participation allocation.

Apollo ARIS Holdings LLC, an indirect wholly-owned subsidiary of Apollo, can elect to reinvest the dividends declared on its Class F-I shares, which resulted in the issuance of 106 and 418 additional Class F-I shares during the three and nine months ended September 30, 2026, respectively.

On September 30, 2026, Apollo ARIS Holdings LLC transferred its entire holdings of Class F-I shares and the Adviser transferred 1,097,218 Class E shares and 184,057 Class E units to a separate affiliate of Apollo.

An affiliate of Apollo can elect to reinvest its dividends declared on its Class A-I units, which resulted in the issuance of zero and 150,533 additional Class A-I units during the three and nine months ended September 30, 2026, respectively.

Due to Affiliates

The following table details the Company's expenses that are due to its Adviser:

	September 30, 2026	December 31, 2025
Organization and offering	$5,150	$6,347
General and administrative	4,733	5,834
Management fee payable	1,375	1,167
Accrued performance participation allocation	342	389
Accrued stockholder servicing fee	23	22
Total	$11,623	$13,759

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

Management Fee Payable

The Adviser is entitled to a management fee equal to 1.25% of NAV per annum, payable monthly on Class S shares, Class D shares, and Class I shares. The Adviser will be paid a management fee equal to 1.0% of NAV per annum, payable monthly on Class F-I shares, and Class A-I shares. The Adviser will be paid a management fee equal to 1.0% of NAV for Class A-III shares per annum payable monthly; and provided that, for the period from April 1, 2023 through January 2, 2027, this management fee will be reduced to 0.85% of NAV for Class A-III shares per annum payable monthly. The management fee will be paid, at the Adviser's election, in cash, Class E shares, Class E units or any combination thereof. During the three and nine months ended September 30, 2026, the Company incurred $4.0 million and $11.5 million of management fees.

During the three and nine months ended September 30, 2026, the Company issued 166,278 and 475,251 Class E shares and 14,620 and 43,423 Class E units to the Adviser as payment for its management fee, respectively. The shares and units issued to the Adviser for payment of the management fee were issued at the applicable NAV per share/unit at the end of each month for which the fee was earned, in reliance upon the exemption from registration set forth in Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act"). The Adviser did not submit any repurchase requests for any shares or Operating Partnership units previously issued as payment for the management fee during the nine months ended September 30, 2026.

The Adviser has elected to reinvest the dividends declared on the shares and Operating Partnership units issued for its management fee. In connection with such dividend reinvestment, the Company issued (i) 21,054 and 55,073 Class E shares and (ii) 3,215 and 8,857 Class E units to the Adviser in lieu of cash for the dividends paid during the three and nine months ended September 30, 2026.

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

The performance participation interest is accrued monthly and paid annually. During the nine months ended September 30, 2026, the Company issued 8,996 Class E units to the Special Limited Partner in partial satisfaction of the performance participation allocation earned during the year ended December 31, 2025, with the remaining balance being satisfied in cash. The Operating Partnership units issued to the Special Limited Partner for payment of the performance participation allocation were issued at the applicable NAV per share/unit as of December 31, 2025, in reliance upon the exemption from registration set forth in Section 4(a)(2) of the Securities Act. The Special Limited Partner did not submit any repurchase requests for any Operating Partnership units previously issued as payment of the performance participation allocation during the three and nine months ended September 30, 2026.

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

Note 13 - Economic Dependency

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

Note 14 - Share Based Payments

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

The following table summarizes the grants, vesting and forfeitures of restricted common stock during the nine months ended September 30, 2026:

	Restricted Stock	Grant Date Fair Value ($ in thousands)
Outstanding as of December 31, 2025	4,681
Granted	4,622	100
Vested	(4,681)	—
Forfeiture	—	—
Outstanding as of September 30, 2026	4,622

Restricted Stock Grants

During the nine months ended September 30, 2026, the Company issued 4,622 Class E shares to the independent directors of the Company's board of directors to cover the restricted stock portion of the annual base director’s fee for the independent directors’ services to the Company. The fair value of these shares was determined using the most recently available NAV and they are subject to a one year vesting period.

During the three and nine months ended September 30, 2026, the Company recorded $25 thousand and $75 thousand of restricted stock amortization as general and administrative expenses in the condensed consolidated statement of operations, respectively. There are nine months of remaining amortization related to the grants of restricted stock, which represents unrecognized compensation cost of $50 thousand as of September 30, 2026.

Note 15 - Equity

Authorized Capital

As of September 30, 2026, the Company is authorized to issue preferred stock and seven classes of common stock consisting of Class S shares, Class D shares, Class I shares, Class F-I shares, Class A-I shares, Class A-III shares, and Class E shares. The differences among the classes of common stock relate to upfront selling commissions, dealer manager fees, and ongoing stockholder servicing fees, as well as varying management and performance participation allocations. See "Note 12 - Related Party Transactions" for additional information.

As of September 30, 2026 and December 31, 2025, the Company had the following classes of common stock authorized, issued and outstanding:

	September 30, 2026		December 31, 2025
Classification	Shares Authorized	Shares Issued and Outstanding	Shares Authorized	Shares Issued and Outstanding
Preferred Stock, $0.01 par value per share	100,000,000	—	100,000,000	—
Class S Shares, $0.01 par value per share	100,000,000	13,490	100,000,000	12,148
Class D Shares, $0.01 par value per share	100,000,000	5,129	100,000,000	4,948
Class I Shares, $0.01 par value per share	150,000,000	1,683,190	150,000,000	1,417,857
Class F-I Shares, $0.01 par value per share	100,000,000	1,244,441	100,000,000	1,501,847
Class A-I Shares, $0.01 par value per share	200,000,000	23,193,593	200,000,000	21,177,373
Class A-III Shares, $0.01 par value per share	250,000,000	50,674,909	250,000,000	40,787,455
Class E Shares, $0.01 par value per share	100,000,000	1,617,589	100,000,000	1,024,460
Total	1,100,000,000	78,432,341	1,100,000,000	65,926,088

Common Stock

The following table details the movement in the Company's outstanding shares of common stock:

	Class S	Class D	Class I	Class F-I	Class A-I	Class A-III	Class E
Beginning balance, December 31, 2025	12,148	4,948	1,417,857	1,501,847	21,177,373	40,787,455	1,024,460
Common stock issued	1,162	—	88,854	—	891,446	3,288,976	155,130
Repurchase of common stock	—	—	(497)	(19,043)	(335,286)	(452,550)	—
Dividend reinvestment	57	60	5,333	3,261	116,772	40,530	15,881
Ending balance, March 31, 2026	13,367	5,008	1,511,547	1,486,065	21,850,305	43,664,411	1,195,471
Common stock issued	—	—	55,232	—	719,997	3,699,444	163,088
Repurchase of common stock	—	—	(21,731)	(183,807)	(127,993)	(488,959)	—
Dividend reinvestment	61	61	5,746	3,249	118,988	41,482	18,549
Ending balance, June 30, 2026	13,428	5,069	1,550,794	1,305,507	22,561,297	46,916,378	1,377,108
Common stock issued	—	—	145,269	—	769,260	4,202,206	219,180
Repurchase of common stock	—	—	(18,760)	(64,282)	(258,247)	(484,892)	—
Dividend reinvestment	62	60	5,887	3,216	121,283	41,217	21,301
Ending balance, September 30, 2026	13,490	5,129	1,683,190	1,244,441	23,193,593	50,674,909	1,617,589

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

The following tables detail the aggregate distributions declared for each applicable class of common stock for the three and nine months ended September 30, 2026:

	Three Months Ended September 30, 2026
	Class S	Class D	Class I	Class F-I	Class A-I	Class A-III	Class E
Aggregate gross distribution declared per share of common stock	$0.3373	$0.3373	$0.3373	$0.3373	$0.3373	$0.3373	$0.3373
Management fee per share of common stock	(0.0673)	(0.0673)	(0.0673)	(0.0535)	(0.0544)	(0.0463)	—
Stockholder servicing fee per share of common stock	(0.0449)	(0.0134)	—	—	—	—	—
Net distribution declared per share of common stock	$0.2251	$0.2566	$0.2700	$0.2838	$0.2829	$0.2910	$0.3373

	Nine Months Ended September 30, 2026
	Class S	Class D	Class I	Class F-I	Class A-I	Class A-III	Class E
Aggregate gross distribution declared per share of common stock	$1.0111	$1.0111	$1.0111	$1.0111	$1.0111	$1.0111	$1.0111
Management fee per share of common stock	(0.2010)	(0.2011)	(0.2011)	(0.1597)	(0.1624)	(0.1381)	—
Stockholder servicing fee per share of common stock	(0.1335)	(0.0398)	—	—	—	—	—
Net distribution declared per share of common stock	$0.6766	$0.7702	$0.8100	$0.8514	$0.8487	$0.8730	$1.0111

Repurchases

During the three months ended September 30, 2026, the Company repurchased 484,892 Class A-III shares, 258,247 Class A-I shares, 64,282 Class F-I shares and 18,760 Class I shares for a total of $17.8 million. During the nine months ended September 30, 2026, the Company repurchased 1,426,401 Class A-III shares, 721,526 Class A-I shares, 267,131 Class F-I shares, 40,989 Class I shares for a total of $52.8 million. The Company had no unfulfilled repurchase requests as of September 30, 2026.

Redeemable Non-Controlling Interest

In connection with its management fee, the Adviser has elected to receive Class E units. Additionally, the Special Limited Partner has elected to receive Class E units in satisfaction of the performance participation allocation. See Note 12 - Related Party Transactions for additional information on the Adviser and Special Limited Partner's interest. Because the Adviser and Special Limited Partner have the ability to redeem their Class E units for Class E shares in the Company or cash, at their election, the Company has classified these Class E units as redeemable non-controlling interest in mezzanine equity on the Company's condensed consolidated balance sheet.

During the three and nine months ended September 30, 2026, the Company issued 14,620 and 43,423 Class E units, respectively, to the Adviser for the management fee earned on the Operating Partnership units issued to an affiliate of Apollo.

During the nine months ended September 30, 2026, the Company issued 8,996 Class E units to the Special Limited Partner in partial satisfaction of the performance participation allocation.

On September 30, 2026, the Adviser transferred 184,057 Class E units to an affiliate of Apollo. The value of such Class E units was $4.0 million. The affiliate receiving the Class E units does not have any preferential rights relative to the Company's interest in the Operating Partnership and therefore the Company reclassified these Class E units as non-controlling interests on the Company's condensed consolidated balance sheet.

The redeemable non-controlling interest is recorded at the greater of the carrying amount, adjusted for its share of income or loss and dividends, or the redemption value, which is equivalent to fair value, of such Class E units at the end of the measurement period. Accordingly, the Company recorded an allocation adjustment between Additional paid-in capital and redeemable non-controlling interest of $0.1 million during the nine months ended September 30, 2026 to reflect their redemption value.

The following table details the redeemable non-controlling interest activity related to the Adviser for the nine months ended September 30, 2026 and 2025 ($ in thousands):

	Nine Months Ended September 30,
	2026	2025
Balance at the beginning of the period	$4,745	$2,817
Settlement of management fees	942	884
Settlement of performance participation allocation	194	443
GAAP income allocation	204	178
Distributions	(261)	(181)
Reinvestment of distributions	254	173
Transfer from redeemable non-controlling interest	(4,013)	-
Fair value allocation	117	49
Ending balance	$2,182	$4,363

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

Operating Partnership unitholders can elect to reinvest their dividends. In connection with such dividend reinvestment, the Company issued zero and 150,533 Class A-I units in lieu of cash for dividends paid during the three and nine months ended September 30, 2026.

Non-Controlling Interests Attributable to Preferred Stockholders

Certain subsidiaries of the Company have elected or intend to elect to be taxed as a REIT for U.S. federal income tax purposes. These subsidiaries have issued preferred non-voting shares to be held by investors to ensure compliance with the Code requirement that REITs have at least 100 shareholders. The preferred shares have a face amount of $1,000 and carry a 12.0% annual dividend payable semi-annually. As of September 30, 2026, there were $250,000 of preferred non-voting shares outstanding.

Note 16 - Earnings per Share

Basic net income per share of common stock is determined by dividing net income attributable to ARIS stockholders by the weighted average number of common stock outstanding for the three and nine months ended September 30, 2026 and 2025, excluding unvested restricted Class E shares. The restricted Class E shares are considered to be participating securities because they contain non-forfeitable rights to distributions. The restricted Class E shares participate equally with all classes of common stock, therefore net income has not been presented separately.

The following table sets forth the computation of our basic and diluted earnings per share (amounts in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income attributable to ARIS stockholders	$18,332	$16,177	$45,820	$45,702
Less: earnings allocated to unvested participating securities	(2)	(2)	(5)	(5)
Net income available for ARIS stockholders - basic and diluted	$18,330	$16,175	$45,815	$45,697

Denominator:
Weighted average shares of common stock outstanding - basic	76,659,420	59,521,740	72,733,037	54,330,467
Effect of dilutive unvested restricted Class E shares	1,758	1,782	2,916	2,960
Weighted average of common stock outstanding - diluted	76,661,178	59,523,522	72,735,953	54,333,427

Earnings per share available for ARIS shareholders:
Net income per share of common stock - basic	$0.24	$0.27	$0.63	$0.84
Net income per shares of common stock - diluted	$0.24	$0.27	$0.63	$0.84

Note 17 - Commitments and Contingencies

From time to time, the Company may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2026 and December 31, 2025, the Company was not subject to any material litigation nor is the Company aware of any material litigation threatened against it.

As of September 30, 2026, the Company had $436.7 million of unfunded commitments related to its investments in real estate debt. The timing and amounts of fundings are uncertain as these commitments relate to loans for construction costs, capital expenditures, leasing costs, interest and carry costs, among others. As such, the timing and amounts of future fundings depend on the progress and performance of the underlying assets of the Company's investments in real estate debt.

As of September 30, 2026, the Company had $32.9 million of unfunded commitments related to its investment in the MH Fund. The Company is required to fund its remaining commitment upon receipt of capital call notices from the MH Fund's general partner. The timing of when the Company will receive such capital call notices is unknown.

Note 18 - Segment Reporting

The Company operates in two segments, Real Estate and Real Estate Debt, both of which are reportable segments. The Real Estate segment includes all of the Company's activities related to investments in properties and unconsolidated entities while the Real Estate Debt segment includes all of the Company's activities related to investments in commercial mortgage and mezzanine loans and real estate-related securities. Other Corporate includes cash and cash equivalents, general and administrative expenses, management fee, performance participation allocation, interest expense and other income.

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

Segment NOI for the Real Estate segment is calculated as revenue, less rental operating expenses, plus income from unconsolidated entities. Segment NOI for the Real Estate Debt segment is equal to income from investments in real estate debt. Segment NOI excludes corporate level transactions.

The following table sets forth the total assets by segment as of September 30, 2026 and December 31, 2025 ($ in thousands):

	September 30, 2026	December 31, 2025
Real Estate	$1,322,664	$756,943
Real Estate Debt	1,249,625	1,262,813
Other Corporate	109,732	61,395
Total Assets	$2,682,021	$2,081,151

The following table sets forth the financial results by segment for the three months ended September 30, 2026 ($ in thousands):

	Real Estate	Real Estate Debt	Other Corporate	Total
Revenue
Rental revenue	$24,247	$—	$—	$24,247
Total revenues	24,247	—	—	24,247
Segment Expenses
Rental property operating	(6,383)	—	—	(6,383)
Total segment expenses	(6,383)	—	—	(6,383)
Income from investments in real estate debt	—	23,201	—	23,201
Income from investments in unconsolidated entities	5,486	—	—	5,486
Segment net operating income	$23,350	$23,201	$—	$46,551
Other income and expenses
Other income	$—	$—	$942	$942
Interest expense, net	—	—	(11,363)	(11,363)
Depreciation and amortization	(10,195)	—	—	(10,195)
General and administrative	—	—	—	(1,993)
Management fee	—	—	—	(4,018)
Performance participation allocation	—	—	—	(141)
Total other income and expenses	(10,195)	—	(10,421)	(26,768)
Net income				$19,783
Net income attributable to non-controlling interests in the Operating Partnership				$1,451
Net income (loss) attributable to preferred stockholders				$—
Net income attributable to ARIS stockholders				$18,332

The following table sets forth the financial results by segment for the three months ended September 30, 2025 ($ in thousands):

	Real Estate	Real Estate Debt	Other Corporate	Total
Revenue
Rental revenue	$10,258	$—	$—	$10,258
Total revenues	10,258	—	—	10,258
Segment Expenses
Rental property operating	(2,498)	—	—	(2,498)
Total segment expenses	(2,498)	—	—	(2,498)
Income from investments in real estate debt	—	24,820	—	24,820
Segment net operating income	$7,760	$24,820	$—	$32,580
Other income and expenses
Other income	$—	$—	$763	$763
Interest expense, net	—	—	(5,723)	(5,723)
Depreciation and amortization	(4,859)	—	—	(4,859)
General and administrative	—	—	—	(1,730)
Management fee	—	—	—	(3,185)
Performance participation allocation	—	—	—	(108)
Total other income and expenses	(4,859)	—	(4,960)	(14,842)
Net income				$17,738
Net income attributable to non-controlling interests in the Operating Partnership				$1,561
Net income (loss) attributable to preferred stockholders				$—
Net income attributable to ARIS stockholders				$16,177

The following table sets forth the financial results by segment for the nine months ended September 30, 2026 ($ in thousands):

	Real Estate	Real Estate Debt	Other Corporate	Total
Revenue
Rental revenue	$60,115	$—	$—	$60,115
Total revenues	60,115	—	—	60,115
Segment Expenses
Rental property operating	(16,793)	—	—	(16,793)
Total segment expenses	(16,793)	—	—	(16,793)
Income from investments in real estate debt	—	68,630	—	68,630
Income from investments in unconsolidated entities	5,486	—	—	5,486
Segment net operating income	$48,808	$68,630	$—	$117,438
Other income and expenses
Other income	$—	$—	$2,404	$2,404
Interest expense, net	—	—	(26,776)	(26,776)
Depreciation and amortization	(26,053)	—	—	(26,053)
General and administrative	—	—	—	(5,606)
Management fee	—	—	—	(11,461)
Performance participation allocation	—	—	—	(342)
Total other income and expenses	(26,053)	—	(24,372)	(67,834)
Net income				$49,604
Net income attributable to non-controlling interests in the Operating Partnership				$3,769
Net income (loss) attributable to preferred stockholders				$15
Net income attributable to ARIS stockholders				$45,820

The following table sets forth the financial results by segment for the nine months ended September 30, 2025 ($ in thousands):

	Real Estate	Real Estate Debt	Other Corporate	Total
Revenue
Rental revenue	$24,774	$—	$—	$24,774
Total revenues	24,774	—	—	24,774
Segment Expenses
Rental property operating	(5,645)	—	—	(5,645)
Total segment expenses	(5,645)	—	—	(5,645)
Income from investments in real estate debt	—	67,403	—	67,403
Segment net operating income	$19,129	$67,403	$—	$86,532
Other income and expenses
Other income	$—	$—	$2,896	$2,896
Interest expense, net	—	—	(13,485)	(13,485)
Depreciation and amortization	(11,136)	—	—	(11,136)
General and administrative	—	—	—	(5,258)
Management fee	—	—	—	(8,778)
Performance participation allocation	—	—	—	(297)
Total other income and expenses	(6,277)	—	(5,629)	(21,216)
Net income				$50,474
Net income attributable to non-controlling interests in the Operating Partnership				$4,764
Net income (loss) attributable to preferred stockholders				$8
Net income attributable to ARIS stockholders				$45,702

Note 19 - Subsequent Events

Subsequent to the nine months ended September 30, 2026, the following events took place:

Investment Activity: The Company acquired (i) a 114,000 square foot industrial property located in Santa Fe Springs, California for approximately $54.5 million, (ii) a 71,000 square foot grocery-anchored retail property located in San Diego, California for approximately $58.0 million, and (iii) a 491,000 square foot industrial property located in Warwick, Rhode Island for approximately $73.9 million. Additionally, through a newly formed joint venture in which the Company holds a 98.75% interest, the Company acquired (i) a 666-unit self-storage facility located in Napa, California for approximately $19.5 million and (ii) a 563-unit self-storage facility located in Port St. Lucie, Florida for approximately $8.2 million. Finally, the Company funded approximately $19.9 million for previously closed mortgage loans.

Financing Activity: The Company borrowed approximately $37.1 million on the Barclays Repurchase Facility and approximately $90.0 million, net, on its Revolving Credit Facility.

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

On June 29, 2022, we commenced our initial public offering for up to $5.0 billion in shares of our common stock. On June 26, 2025, our initial public offering terminated and we commenced a follow-on offering for up to $5.0 billion in shares of common stock, consisting of up to $4.0 billion in shares in our primary offering and up to $1.0 billion in shares pursuant to our distribution reinvestment plan. Additionally, we are conducting a private offering of Class E shares to certain of Apollo's affiliates and employees and our directors, which is exempt from the registration provisions set forth in Section 4(a)(2) of the Securities Act. As of November 10, 2026, we have received cumulative net proceeds of $1.9 billion, including proceeds received pursuant to our distribution reinvestment plan, from the sale of our Class S shares, Class D shares, Class I shares, Class F-I shares, Class A-I shares, Class A-III shares and Class E shares in our continuous public and private offerings. We have contributed the net proceeds from the sale of shares to the Operating Partnership in exchange for a corresponding number of Class S units, Class D units, Class I units, Class F-I units, Class A-I units, Class A-III units and Class E units. The Operating Partnership has primarily used the net proceeds to make investments in real estate, real estate debt and real estate-related securities, as further described below under "Portfolio". We intend to continue selling shares of our common stock on a monthly basis through the Follow-On Offering and our private offering.

We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from acquiring properties or real estate debt.

Q3 Highlights

Operating and Capital Raise Results:

•
We raised $114.1 million, inclusive of $3.7 million from our distribution reinvestment plan, of net proceeds in the Follow-On Offering during the three months ended September 30, 2026.
•
We declared monthly net distributions totaling $23.8 million for the three months ended September 30, 2026.
•
The details of our annualized distribution rates and total returns for the three months ended September 30, 2026 are shown in the following table:

	Class S	Class D	Class I	Class F-I	Class A-I	Class A-III
Annualized Distribution Rate(1)	4.3%	4.8%	5.1%	5.4%	5.2%	5.4%
Year-to-Date Total Return, without upfront selling commissions(2)	3.9%	4.3%	4.5%	4.9%	5.4%	5.5%
Year-to-Date Total Return, assuming maximum upfront selling commissions(2)	0.4%	2.8%	N/A	N/A	N/A	N/A
Inception-to-Date Total Return, without upfront selling commissions(2)	5.3%	5.8%	6.1%	6.4%	7.5%	7.2%
Inception-to-Date Total Return, assuming maximum upfront selling commissions(2)	3.8%	5.0%	N/A	N/A	N/A	N/A
(1)
Reflects the distribution amount as of September 30, 2026 annualized and divided by the prior month's NAV, which is inclusive of all fees and expenses.
(2)
Total return is calculated as the change in NAV per share during the period, plus distributions per share (assuming distributions are reinvested in accordance with our distribution reinvestment plan) divided by the NAV per share at the beginning of the period. Inception-to-Date returns are annualized.

Investing and Financing Activity:

•
Committed $150.0 million ($117.1 million funded at close) to a private fund managed by an affiliate of the Adviser. The fund was seeded with a diversified portfolio of manufactured housing assets, consisting of 43 communities and a manufactured housing operating company.
•
Committed $250.0 million ($18.7 million funded at close) to a new commercial mortgage loan and provided $94.5 million of add-on fundings to existing commercial mortgage loans.
•
Received $24.4 million of repayments from commercial mortgage loans and $3.6 million of repayments from real estate-related securities, resulting in a $17 thousand realized gain.
•
Closed on a $200.0 million revolving credit facility with Bank of America and obtained $25.5 million in proceeds from a new mortgage loan secured by The Beckett.
•
Actively utilized available capacity under our secured debt arrangements, obtaining $107.1 million of net proceeds from our repurchase facilities.
•
As of September 30, 2026, our leverage ratio was 0.5x. Our leverage ratio is calculated by dividing (i) the fair value of asset-specific and corporate level debt by (ii) NAV.

Current Portfolio:

•
Our current portfolio as of September 30, 2026 consisted of investments in real estate, including unconsolidated investments, (approximately 51% based on fair value) and investments in real estate debt (approximately 49% based on fair value).
•
Our real estate portfolio as of September 30, 2026 consisted of Industrial (approximately 57% based on fair value), Residential (39%) and Retail (4%) property types and were concentrated in the Southeast (35%), Southwest (19%), Midwest (19%) and West (11%) regions.
•
Our investments in real estate debt as of September 30, 2026 consisted of floating-rate commercial mortgage loans (approximately 84% based on fair value), real estate-related securities (11%) and fixed-rate mezzanine loans (5%). The collateral for our commercial mortgage loans and mezzanine loans consisted primarily of Data Center (39%), Multifamily (26%), Self-Storage (9%), Production Studio (9%), and Mixed Use (9%) property types and were concentrated in the Northeast (26%), West (26%), Southwest (22%) and Mid-Atlantic (17%) regions.

NAV History

We began determining NAV per share on a monthly basis in December 2022. Set forth below is additional historical information regarding our NAV per share since December 22, 2022, the date upon which we commenced operations.

## NAV Per Share History(1)(2)

NAV Value
$22.0000
$21.8000
$21.6000
$21.4000
$21.2000
$21.0000
$20.8000
$20.6000
$20.4000
$20.2000
$20.0000
12/31/2022
3/31/2023
6/30/2023
9/30/2023
12/31/2023
3/31/2024
6/30/2024
9/30/2024
12/31/2024
3/31/2025
6/30/2025
9/30/2025
12/31/2025
3/31/2026
6/30/2026
9/30/2026
$20.0200
$20.1500
$20.3600
$20.5000
$20.7231
$20.8531
$20.9824
$21.0807
$21.2217
$21.2648
$21.3519
$21.4513
$21.4824
$21.5064
$21.5833
$21.7586

(1)
Please see Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations-Net Asset Value" for additional information concerning the methodology used to determine, and the limitations of, NAV per share.
(2)
Represents our historical weighted average NAV per share, as of the respective dates.

Portfolio

Portfolio Summary

The following chart allocates our investments in real estate, including unconsolidated investments, and real estate debt based on fair value as of September 30, 2026:

# Investment Allocation

Real estate
51%
Real estate debt
49%

The following charts further describe the diversification of our investments in real estate, including unconsolidated investments, and real estate debt based on fair value as of September 30, 2026(1)(2).

# Geography

Mid-Atlantic
11%
Southeast
20%
Midwest
14%
Southwest
20%
Northeast
17%
West
18%

(1)
Excludes fair value of real estate-related securities.
(2)
Includes properties secured by real estate debt investments.

Investments in Real Estate

The following table provides a summary of our portfolio by property type as of September 30, 2026 ($ in thousands):

September 30, 2026
Property Type	Number of Properties(1)	Sq. Feet (in thousands)/Units(1)	Occupancy(2)	Gross Asset Value (3)	Average Effective Annual Base Rent per Leased Square Foot/Units (4)
Industrial	13	6,226 sq. ft.	100%	$803,900	$7.02
Residential	47	11,564 units	94%	550,157	$25,617
Retail	1	118 sq. ft.	100%	60,800	$30.92
Total	61			$1,414,857

(1)
Includes properties owned by unconsolidated entities.
(2)
For our industrial and retail investments, occupancy rate is defined as all leased square footage divided by the total available square footage as of September 30, 2026. For our multifamily investments, occupancy is defined as the percentage of actual rent divided by gross potential rent (defined as actual rent for occupied units and market rent for vacant units) for the three months ended September 30, 2026. Unconsolidated investments are excluded from occupancy rate calculations.
(3)
Based on fair value as of September 30, 2026. Includes our $218.5 million allocable share of the gross real estate value held by unconsolidated entities, excluding the value of any third-party interests in such real estate investments.
(4)
For our industrial and retail properties, average effective annual base rent per leased square foot represents the annualized base rent per leased square foot for the three months ended September 30, 2026. The average effective annual base rent includes the effects of rent concessions and abatements, and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization. For our multifamily properties, average effective annual base rent per leased unit represents the annualized base rent per leased unit for the three months ended September 30, 2026. The average effective annual base rent includes the effects of rent concessions and abatements, and excludes tenant recoveries, straight-line rent, and above-market and below-market lease amortization. Unconsolidated investments are excluded from average effective base rent calculations.

The following table provides information regarding our real estate portfolio as of September 30, 2026 ($ in thousands):

	September 30, 2026
Investment	Number of Properties(1)	Property Type	Location	Acquisition Date	Ownership Interest	Sq. Feet (in thousands)/Units (1)	Occupancy(2)	Gross Asset Value (3)
6900 Shook Road	1	Industrial	Columbus, Ohio	January 2023	100%	165 sq. ft.	100%	$58,200
1551 Shepherd Road	1	Industrial	Liberty, Missouri	October 2023	100%	847 sq. ft.	100%	71,700
4553 Cayce Road	1	Industrial	Byhalia, Mississippi	May 2024	100%	708 sq. ft.	100%	63,500
2865 Charter Street	1	Industrial	Columbus, Ohio	March 2025	100%	179 sq. ft.	100%	77,900
3707 W NC 10 Hwy	1	Industrial	Newton, North Carolina	August 2025	100%	736 sq. ft.	100%	57,900
8681 W Jefferson Street	1	Industrial	Tolleson, Arizona	September 2025	100%	127 sq. ft.	100%	34,400
2400 S Council Road	1	Industrial	Oklahoma City, Oklahoma	December 2025	100%	591 sq. ft.	100%	61,000
111 Eames Street	1	Industrial	Wilmington, Massachusetts	December 2025	100%	58 sq. ft.	100%	17,900
100 John Road	1	Industrial	Canton, Massachusetts	December 2025	100%	58 sq. ft.	100%	15,800
1450 S Loop Road	1	Industrial	Alameda, California	December 2025	100%	53 sq. ft.	100%	21,700
225 Midland Court	1	Industrial	McDonough, Georgia	February 2026	100%	698 sq. ft.	100%	81,800
6227 Cajon Blvd	1	Industrial	San Bernardino, California	May 2026	100%	806 sq. ft.	100%	124,800
7111 South Crismon Road	1	Industrial	Mesa, Arizona	June 2026	100%	1,200 sq. ft.	100%	117,300
The Beckett	1	Residential	Charleston, South Carolina	May 2024	100%	186 units	95%	51,100
Parc Westborough	1	Residential	Westborough, Massachusetts	May 2025	100%	249 units	96%	97,500
The Brooke at Rocky Point	1	Residential	Tampa, Florida	December 2025	100%	277 units	92%	97,100
Masons Keepe	1	Residential	Manassas, Virginia	June 2026	100%	270 units	96%	86,000
Apollo Manufactured Housing Portfolio (4)	43	Residential	Various	July 2026	18%	10,582 units	(2)	218,457
16000 Pines	1	Retail	Pembroke Pines, Florida	August 2023	100%	118 units	100%	60,800
Total	61							1,414,857

(1)
Includes properties owned by unconsolidated entities.
(2)
For our industrial and retail investments, occupancy is defined as all leased square footage divided by the total available square footage as of September 30, 2026. For our multifamily investments, occupancy is defined as the percentage of actual rent divided by gross potential rent (defined as actual rent for occupied units and market rent for vacant units) for the three months ended September 30, 2026. Unconsolidated investments are excluded from occupancy calculations.
(3)
Based on fair value as of September 30, 2026. For unconsolidated investments, represents our allocable share of the gross real estate value held by such unconsolidated entities.
(4)
Investment is unconsolidated.

Lease Expirations

The following schedule details the expiring leases at our consolidated industrial and retail properties by annualized base rent as of September 30, 2026 ($ and square feet in thousands). The table below excludes our residential properties as substantially all leases at such properties expire within 12 months.

Year	Number of Expiring Leases	Annualized Base Rent(1)	% of Total Annualized Base Rent Expiring	Sq. Feet	% of Total Square Feet Expiring
2026 (remaining)	-	-	0%	-	0%
2027	-	-	0%	-	0%
2028	1	133	0%	2	0%
2029	2	295	1%	10	0%
2030	2	3,270	7%	282	4%
2031	3	4,371	10%	719	11%
2032	6	553	1%	11	0%
2033	7	7,775	17%	1,292	20%
2034	1	450	1%	25	0%
2035	6	9,118	20%	979	15%
Thereafter	8	19,850	43%	3,024	48%
Total	36	$45,815	100%	6,344	100%

___________

(1)
Annualized base rent is determined from the annualized base rent per leased square foot as of September 30, 2026, including the effects of rent concessions and abatements and excluding tenant recoveries, straight-line rent, and above-market and below-market lease amortization.

Investments in Real Estate Debt

The following table summarizes our investments in real estate debt as of September 30, 2026 ($ in thousands):

___________

	September 30, 2026
Type of Investment in Real Estate Debt	Number of Positions	Weighted Average Coupon (1)	Weighted Average Maturity Date (2)	Face Amount	Cost Basis	Fair Value
Commercial mortgage loan	21	7.3%	October 2029(4)	$1,050,375	$1,050,226	$1,050,323
Mezzanine loan	1	11.0%	July 2029	62,500	62,500	61,751
Real estate-related securities (3)	28	5.3%	September 2040	131,403	131,323	131,558
Total investments in real estate debt:	50	7.2%	December 2030	$1,244,278	$1,244,049	$1,243,632

(1)
Based on applicable benchmark rates as of September 30, 2026.
(2)
Weighted average maturity date is based on fully extended maturity.
(3)
Our real estate-related securities consist of floating-rate CMBS.
(4)
One of our commercial mortgage loans, with a cost basis and fair value of $17.7 million as of September 30, 2026, is past its contractual maturity. From the maturity date through the date of this quarterly report, we received all the monthly interest income payments on the loan which are consistent with the interest rate provided for in the original loan agreement, and principal repayments of $5.2 million. During the year ended December 31, 2025, the borrower filed for Chapter 11 bankruptcy. We evaluated the loan for collectability as of the date of this quarterly report and determined that the loan is fully recoverable.

The following table summarizes our investments in commercial real estate loans as of September 30, 2026 ($ in thousands):

Commercial Real Estate Loan Portfolio
		September 30, 2026
#	Type	Property Type	Geography	Coupon(1)	Maturity Date(2)	Commitment	Cost Basis	Fair Value
1	First Mortgage	Data Center	Various	7.2%	September 2031	$250,000	$18,702	$18,702
2	First Mortgage	Data Center	Mid-Atlantic	7.6%	September 2030	149,147	126,315	126,315
3	First Mortgage	Data Center	Southwest	6.4%	January 2030	125,000	113,427	113,427
4	First Mortgage	Production Studio	West	7.9%	September 2028	100,000	95,090	95,090
5	First Mortgage	Mixed Use	Northeast	7.4%	August 2030	100,000	94,560	94,560
6	First Mortgage	Self-Storage	Various	6.6%	May 2030	96,700	96,524	96,524
7	First Mortgage	Hotel	Various	8.7%	July 2030	75,000	22,219	22,219
8	First Mortgage	Data Center	Mid-Atlantic	7.4%	July 2029	70,589	55,883	55,883
9	First Mortgage	Residential	Northeast	8.2%	July 2028	65,000	60,824	60,824
10	Mezzanine	Residential	Various	11.0%	July 2029	62,500	62,500	61,751
11	First Mortgage	Residential	Northeast	6.9%	January 2029	50,000	50,000	50,000
12	First Mortgage	Hotel	West	7.7%	February 2029	50,000	47,574	47,574
13	First Mortgage	Data Center	West	7.4%	February 2030	50,000	43,850	43,999
14	First Mortgage	Residential	West	7.7%	March 2031	50,000	16,822	16,822
15	First Mortgage	Residential	Southeast	8.2%	December 2028	44,159	26,513	26,513
16	First Mortgage	Residential	Southwest	6.9%	July 2029	35,000	34,968	34,968
17	First Mortgage	Data Center	Southwest	6.2%	June 2030	30,852	24,865	24,865
18	First Mortgage	Data Center	Southwest	6.2%	June 2030	30,624	28,036	28,036
19	First Mortgage	Data Center	Southwest	6.2%	June 2030	30,063	26,334	26,334
20	First Mortgage	Residential	Northeast	6.7%	July 2025 (3)	26,000	17,746	17,746
21	First Mortgage	Residential	Midwest	8.2%	December 2028	25,000	25,000	25,000
22	First Mortgage	Life Sciences	Northeast	7.2%	August 2029	25,000	24,974	24,922

		Total W/A		7.5%	October 2029	$1,540,634	$1,112,726	$1,112,074

(1)
Based on applicable benchmark rates as of September 30, 2026.
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

Results of Operations

The following table sets forth information regarding our consolidated results of operations for the three months ended September 30, 2026 and 2025 ($ in thousands):

	Three Months Ended September 30,		Change
	2026	2025	$
Revenues
Rental revenue	$24,247	$10,258	$13,989
Total revenues	24,247	10,258	13,989
Expenses
Rental property operating	$6,383	$2,498	$3,885
General and administrative	1,993	1,730	263
Management fee	4,018	3,185	833
Performance participation allocation	141	108	33
Depreciation and amortization	10,195	4,859	5,336
Total expenses	$22,730	$12,380	$10,350
Other income
Income from investments in real estate debt	23,201	24,820	(1,619)
Income from investments in unconsolidated entities	5,486	—	5,486
Other income	942	763	179
Interest expense	(11,363)	(5,723)	(5,640)
Total other income	18,266	19,860	(1,594)
Net income	$19,783	$17,738	$2,045

Rental Revenue

Rental revenue primarily consists of base rent arising from tenant leases at our properties. Rental revenue is recognized on a straight-line basis over the life of the lease. The $14.0 million increase in rental revenue was due to the acquisition of nine additional properties subsequent to September 30, 2025.

Rental Property Operating Expenses

Rental property operating expenses consist of the costs of ownership and operation of our real estate investments. Examples of rental property operating expenses include real estate taxes, insurance, utilities and repair and maintenance expenses. The $3.9 million increase in rental property operating expenses was due to the acquisition of nine additional properties subsequent to September 30, 2025.

General and Administrative Expenses

General and administrative expenses consist primarily of legal fees, accounting fees and fees for other professional services. The $0.3 million increase in general and administrative expenses was due to an increase in transaction activity.

Management Fee

Management fees are earned by the Adviser for providing services pursuant to the Advisory Agreement and are based on the month end NAV for the respective share classes. The $0.8 million increase in management fees was due to the increase in our average NAV from September 30, 2025 to September 30, 2026 which was primarily driven by our capital raise activity and appreciation from our investments.

Depreciation and Amortization

Depreciation and amortization expenses are impacted by the values assigned to buildings and in-place lease assets as part of the initial purchase price allocation. The $5.3 million increase in depreciation and amortization expense was due to the acquisition of nine additional properties subsequent to September 30, 2025.

Income from Investments in Real Estate Debt

Income from investments in real estate debt consists of interest income, fees revenue, realized gains and losses and unrealized gains and losses resulting from the changes in fair value. The $1.6 million decrease in income from investments in real estate debt was driven by lower benchmark interest rates during the three months ended September 30, 2026 compared to the same period in 2025, partially offset by higher origination fee income.

Income from Investments in Unconsolidated Entities

Income from investments in unconsolidated entities consists of changes in the fair value of our investments in unconsolidated entities. The Company made its initial investment in unconsolidated entities during the three months ended September 30, 2026.

Other Income

Other income primarily consists of interest earned on our cash and cash equivalents balance. The $0.2 million increase in other income was driven by higher average cash balances during the three months ended September 30, 2026 as compared to the three months ended September 30, 2025.

Interest Expense

Interest expense is primarily related to interest incurred on our mortgage loans and secured debt arrangements. The $5.6 million increase in interest expense was driven by a $439.1 million increase in our weighted average outstanding borrowings, from $339.4 million for the three months ended September 30, 2025 to $778.5 million for the three months ended September 30, 2026.

The following table sets forth information regarding our consolidated results of operations for the nine months ended September 30, 2026 and 2025 ($ in thousands):

	Nine Months Ended September 30,		Change
	2026	2025	$
Revenues
Rental revenue	$60,115	$24,774	$35,341
Total revenues	60,115	24,774	35,341
Expenses
Rental property operating	$16,793	$5,645	$11,148
General and administrative	5,606	5,258	348
Management fee	11,461	8,778	2,683
Performance participation allocation	342	297	45
Depreciation and amortization	26,053	11,136	14,917
Total expenses	$60,255	$31,114	$29,141
Other income
Income from investments in real estate debt	68,630	67,403	1,227
Income from investments in unconsolidated entities	5,486	—	5,486
Other income	2,404	2,896	(492)
Interest expense	(26,776)	(13,485)	(13,291)
Total other income	49,744	56,814	(7,070)
Net income	$49,604	$50,474	$(870)

Rental Revenue

Rental revenue primarily consists of base rent arising from tenant leases at our properties. Rental revenue is recognized on a straight-line basis over the life of the lease. The $35.3 million increase in rental revenue was due to the acquisition of nine additional properties subsequent to September 30, 2025.

Rental Property Operating Expenses

Rental property operating expenses consist of the costs of ownership and operation of our real estate investments. Examples of rental property operating expenses include real estate taxes, insurance, utilities and repair and maintenance expenses. The $11.1 million increase in rental property operating expenses was due to the acquisition of nine additional properties subsequent to September 30, 2025.

General and Administrative Expenses

General and administrative expenses consist primarily of legal fees, accounting fees and fees for other professional services. The $0.3 million increase in general and administrative expenses was due to an increase in transaction activity.

Management Fee

Management fees are earned by the Adviser for providing services pursuant to the Advisory Agreement and are based on the month end NAV for the respective share classes. The $2.7 million increase in management fees was due to the increase in our average NAV from September 30, 2025 to September 30, 2026 which was primarily driven by our capital raise activity and appreciation from our investments.

Depreciation and Amortization

Depreciation and amortization expenses are impacted by the values assigned to buildings and in-place lease assets as part of the initial purchase price allocation. The $14.9 million increase in depreciation and amortization expense was due to the acquisition of nine additional properties subsequent to September 30, 2025.

Income from Investments in Real Estate Debt

Income from investments in real estate debt consists of interest income, fees revenue, realized gains and losses and unrealized gains and losses resulting from the changes in fair value. The $1.2 million increase in income from investments in real estate debt is due to originations, acquisitions and add-on fundings subsequent to September 30, 2025, which was partially offset by lower benchmark rates and loan repayments. The weighted average outstanding balance of our investments in real estate debt, at fair value, increased from $1.1 billion for the nine months ended September 30, 2025 to $1.2 billion for the nine months ended September 30, 2026.

Income from Investments in Unconsolidated Entities

Income from investments in unconsolidated entities consists of changes in the fair value of our investments in unconsolidated entities. The Company made its initial investment in unconsolidated entities during the nine months ended September 30, 2026.

Other Income

Other income primarily consists of interest earned on our cash and cash equivalents balance. The $0.5 million decrease in other income was driven by lower average cash balances during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025.

Interest Expense

Interest expense is primarily related to interest incurred on our mortgage loans and secured debt arrangements. The $13.3 million increase in interest expense was driven by a $354.6 million increase in our weighted average net outstanding borrowings, from $262.1 million for the nine months ended September 30, 2025 to $616.7 million for the nine months ended September 30, 2026.

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

As of September 30, 2026, our liquidity comprised of $104.5 million of unrestricted cash and cash equivalents, $307.7 million of undrawn capacity on our secured debt arrangements and $200.0 million of undrawn capacity on our revolving credit facility. We may generate incremental liquidity through our operating cash flows, which were $79.8 million for the nine months ended September 30, 2026. Additionally, we may create liquidity through either the sale of, or borrowing against, our unencumbered investments in real estate-related securities, which were classified as trading securities and carried at their estimated fair value of $131.6 million as of September 30, 2026. As of September 30, 2026, we remain low leveraged with a current leverage ratio of 0.5x, calculated as dividing (i) the fair value of asset-specific and corporate level debt by (ii) NAV.

Over time, we generally intend to fund our cash needs for items other than asset acquisitions from operations. We expect our cash needs for acquisitions will be funded primarily from the sale of shares of our common stock and through the assumption or incurrence of debt. During the nine months ended September 30, 2026, we received $299.7 million of proceeds from the sale of shares of common stock, including proceeds from our private offerings, and repurchased $55.3 million of shares of our common stock under our share repurchase plan.

Potential sources of liquidity include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets, equity issuances by the Operating Partnership or the sale of beneficial interests in specific Delaware statutory trusts holding real properties, including properties placed by the Operating Partnership or affiliates of Apollo. As of September 30, 2026, we held approximately $1.0 billion of unencumbered assets at fair value outside of trading securities mentioned in the preceding paragraph, consisting of investments in real estate, as well as commercial mortgage and mezzanine loans.

The following table is a summary of our indebtedness as of September 30, 2026 and December 31, 2025 ($ in thousands):

				Principal Balance Outstanding
	Weighted Average Interest Rate	Weighted Average Maturity Date(1)	Maximum Facility Size	September 30, 2026	December 31, 2025
Fixed rate loans:
Fixed rate mortgages	5.23%	September 2030	N/A	$238,172	$156,300
Variable rate loans:
Secured debt arrangements	SOFR + 1.83%	November 2029	$900,000	592,252	349,621
Revolving credit facility	-	September 2030	200,000	-	-
Total indebtedness				830,424	505,921
Deferred financing costs, net				(4,992)	(3,649)
Total indebtedness, net				$825,432	$502,272
(1)
Maturity date assumes extensions at our option are exercised with consent of the financing provider, where applicable.

Funds From Operations and Adjusted Funds From Operations

We believe funds from operations ("FFO") is a meaningful non-GAAP supplemental measure of our operating results. Our condensed consolidated financial statements are presented under historical cost accounting which, among other things, requires depreciation of real estate investments to be calculated on a straight-line basis. As a result, our operating results imply that the value of our real estate investments has decreased evenly over time. However, we believe that the value of our real estate investments will fluctuate over time based on market conditions and, as such, depreciation under historical cost accounting may be less informative as a measure of our performance. FFO is an operating measure defined by the National Association of Real Estate Investment Trusts ("NAREIT") that is broadly used in the REIT industry. FFO, as defined by NAREIT and presented below, is calculated as net income or loss (computed in accordance with GAAP), excluding (i) depreciation and amortization, (ii) impairment of investments in real estate, (iii) net gains or losses from sales of real estate, and (iv) similar adjustments for consolidated and unconsolidated joint ventures.

We also believe that adjusted FFO ("AFFO") is a meaningful supplemental non-GAAP disclosure of our operating results. AFFO further adjusts FFO in order for our operating results to reflect the specific characteristics of our business by adjusting for items we believe are not related to our core operations. Our adjustments to FFO to arrive at AFFO include removing the impact of (i) straight-line rental income and expense, (ii) unrealized gains or losses from changes in the fair value of real estate debt, unconsolidated entities and other financial instruments, (iii) performance participation allocation, even if repurchased by us, (iv) amortization of restricted stock awards, (v) amortization of above- and below-market lease intangibles, and (vi) similar adjustments for unconsolidated entities. AFFO is not defined by NAREIT and our calculation of AFFO may not be comparable to disclosures made by other REITs.

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

The following table presents a reconciliation of net income to FFO and AFFO ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$19,783	$17,738	$49,604	$50,474
Adjustments to arrive at FFO:
Depreciation and amortization	10,195	4,859	26,053	11,136
FFO	$29,978	$22,597	$75,657	$61,610
Adjustments to arrive at AFFO:
Straight-line rental income	(1,678)	(680)	(4,024)	(2,422)
Unrealized (gain)/loss on fair value of investments in unconsolidated entities	(5,486)	—	(5,486)	—
Unrealized (gain)/loss on fair value of investments in real estate debt	751	326	409	38
Performance participation allocation	141	108	342	297
Amortization of restricted stock awards	25	25	75	75
Amortization of above- and below-market leases, net	(1,518)	(270)	(2,940)	(568)
AFFO	$22,213	$22,106	$64,033	$59,030

Net Asset Value

NAV per share is calculated in accordance with the valuation guidelines approved by our board of directors. Our total NAV presented in the following tables includes the NAV of our Class S shares, Class I shares, Class F-I shares, Class A-I shares, Class A-III shares and Class E shares and units held by parties other than us. The following table provides a breakdown of the major components of our total NAV as of September 30, 2026 ($ and shares/units in thousands):

Components of NAV	September 30, 2026
Investments in real estate	$1,196,400
Investments in real estate debt	1,243,632
Investments in unconsolidated entities (1)	122,547
Cash and cash equivalents	104,455
Restricted cash	5,277
Other assets	15,221
Mortgage notes and revolving credit facility, net	(225,364)
Secured debt arrangements, net	(590,671)
Other liabilities	(30,237)
Accrued performance participation allocation	(342)
Management fee payable	(1,375)
Net asset value	$1,839,543
Number of outstanding shares/units	84,543

(1) Investments in unconsolidated entities reflects the value of our net equity investment in entities we do not consolidate. As of September 30, 2026, our allocable share of the gross real estate value held by such entities was $218.5 million.

The following table provides a breakdown of our total NAV and NAV per share/unit by class as of September 30, 2026 ($ and shares/units in thousands, except per share/unit data):

NAV Per Share/Unit	Class S Shares	Class D Shares	Class I Shares	Class F-I Shares	Class A-I Shares	Class A-III Shares	Class E Shares(1)	Third-party Operating Partnership Class A-I Units(2)	Third-party Operating Partnership Class E Units(2)	Total
Net asset value	$287	$110	$35,638	$26,296	$506,012	$1,102,414	$35,440	$127,132	$6,214	$1,839,543
Number of outstanding shares/units	13	5	1,683	1,244	23,194	50,675	1,618	5,827	284	84,543
NAV per share/unit as of September 30, 2026	$21.3022	$21.3928	$21.1732	$21.1306	$21.8169	$21.7546	$21.9094	$21.8169	$21.9094	$21.7586

___________

(1)
Class E shares of our common stock are offered to certain of Apollo's affiliates, directors and employees in one or more private placements.
(2)
Includes the Operating Partnership units held by parties other than us.

Consistent with the disclosure in our prospectus regarding our NAV calculation, our investments in real estate and real estate debt are initially valued at cost. The valuations of our real properties as of September 30, 2026, excluding certain newly acquired properties that are held at cost which we believe reflects the fair value of such properties, were provided by the independent valuation advisor in accordance with our valuation procedures. Certain key assumptions that were used by the independent valuation advisor in the discounted cash flow analysis are set forth in the following table based on weighted-averages by property types where we have multiple real estate investments. Once we own more than one retail property, we will include the key assumptions for such property type.

Property Type	Discount Rate	Exit Capitalization Rate
Industrial	7.6%	6.1%
Multifamily	7.2%	5.4%

A change in these assumptions or factors would impact the calculation of the value of our property investments. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our investment values:

Input	Hypothetical Change	Industrial Investment Values	Multifamily Investment Values
Discount rate	0.25% Decrease	+1.93%	+1.98%
(weighted average)	0.25% Increase	(2.03)%	(1.94)%
Exit Capitalization Rate	0.25% Decrease	+2.49%	+3.14%
(weighted average)	0.25% Increase	(2.44)%	(2.86)%

The following table reconciles stockholders' equity and the Operating Partnership partners' capital per our condensed consolidated balance sheet to our NAV ($ in thousands):

Reconciliation of Stockholders' Equity to NAV	September 30, 2026
Stockholders' equity under U.S. GAAP	$1,620,428
Non-controlling interests attributable to the Operating Partnership and preferred stockholders	120,230
Redeemable non-controlling interests	2,182
Total stockholders' equity, redeemable non-controlling interests and the Operating Partnership partners' capital under GAAP	$1,742,840
Adjustments:
Unrealized net real estate appreciation	48,288
Accumulated depreciation and amortization	38,509
Advanced organization and offering costs and advanced operating expenses	9,883
Accrued stockholder servicing fee	23
NAV	$1,839,543

The following details the adjustments to reconcile GAAP stockholders' equity to our NAV:

•
Our investments in real estate are presented at their depreciated cost basis in our GAAP consolidated financial statements. Additionally, our mortgage notes, revolving credit facility, and secured debt arrangements are presented at their amortized cost basis in our GAAP consolidated financial statements. Since these assets and liabilities are recorded at their fair value to determine our NAV, any increases or decreases in fair market value of our investments in real estate, our mortgage notes, our revolving credit facility, or secured debt arrangements therefore represent a reconciling item above.
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

Distributions

Beginning in April 2023, we have declared and intend to continue to declare monthly distributions for each class of our common stock, which are generally paid 20 days after month-end. Distributions are made on all classes of our common stock at the same time and each class of our common stock received the same aggregate gross distribution per share; however, the net distribution differs for each class because of different allocations of class-specific stockholder servicing fees, management fees and performance participation allocation. The table below details the net per share distribution for each of our share classes for the nine months ended September 30, 2026:

Record Date	Class S Shares	Class D Shares	Class I Shares	Class F-I Shares	Class A-I Shares and Operating Partnership Units	Class A-III Shares	Class E Shares and Operating Partnership Units
January 31, 2026	$0.0749	$0.0855	$0.0900	$0.0946	$0.0943	$0.0970	$0.1123
February 28, 2026	0.0762	0.0859	0.0900	0.0946	0.0943	0.0970	0.1123
March 31, 2026	0.0749	0.0855	0.0900	0.0946	0.0943	0.0970	0.1123
April 30, 2026	0.0753	0.0856	0.0900	0.0946	0.0943	0.0970	0.1123
May 31, 2026	0.0749	0.0855	0.0900	0.0946	0.0943	0.0970	0.1123
June 30, 2026	0.0753	0.0856	0.0900	0.0946	0.0943	0.0970	0.1123
July 31, 2026	0.0749	0.0855	0.0900	0.0946	0.0943	0.0970	0.1124
August 31, 2026	0.0749	0.0855	0.0900	0.0946	0.0943	0.0970	0.1124
September 30, 2026	0.0753	0.0856	0.0900	0.0946	0.0943	0.0970	0.1125
Total	$0.6766	$0.7702	$0.8100	$0.8514	$0.8487	$0.8730	$1.0111

The following tables summarize our distributions declared during the nine months ended September 30, 2026 and 2025 ($ in thousands):

	Nine Months Ended September 30, 2026		Nine Months Ended September 30, 2025
	Amount	Percentage	Amount	Percentage
Distributions
Payable in cash	$52,310	77%	$38,489	74%
Reinvested in shares	15,650	23%	13,265	26%
Total distributions(1)	$67,960	100%	$51,754	100%
Sources of distributions
Cash flows from operating activities(2)	$67,960	100%	$51,754	100%
Total sources of distributions	$67,960	100%	$51,754	100%

AFFO	$64,033		$59,030

___________

(1)
Includes distributions declared on Operating Partnership units.
(2)
During the nine months ended September 30, 2026, we received cash flows from operating activities in the amount of $79.8 million.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents ($ in thousands):

	Nine Months Ended September
	2026	2025
Cash flows provided by operating activities	$79,848	$68,173
Cash flows used in investing activities	(512,657)	(577,564)
Cash flows provided by financing activities	481,146	480,683
Net increase/(decrease) in cash and cash equivalents and restricted cash	$48,337	$(28,708)

Cash flows provided by operating activities increased by approximately $11.7 million during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 due to increased cash flows from income related to our investments in real estate and real estate debt.

Cash flows used in investing activities decreased by approximately $64.9 million during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The decrease is primarily due to a $93.2 million net increase in repayments from our investments in real estate debt and $237.0 million fewer fundings for investments in real estate debt. This was offset by a $148.2 million increase in acquisition activity related to our investments in real estate and $117.1 million increase in contributions to investments in unconsolidated entities.

Cash flows provided by financing activities increased by approximately $0.5 million during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase is primarily driven by a $100.9 million increase in net borrowings related to our mortgage notes and secured debt arrangements and a $1.2 million decrease in offering costs paid. This was offset by a $49.7 million net decrease in proceeds from the issuance of our common stock and preferred stock of subsidiary REITs, a $37.7 million increase in share repurchases and a $14.2 million increase in distributions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our investments in real estate debt and secured debt arrangements are primarily floating-rate and indexed to the Secured Overnight Financing Rate ("SOFR"), thereby exposing us to interest rate risk resulting in increases or decreases to net income depending on interest rate movements. As of September 30, 2026, we held $1.2 billion of investments in real estate debt, including real estate debt securities, and had outstanding borrowings of $592.3 million on our secured debt arrangements. While we cannot predict factors that may or may not affect interest rates, a 50 bps increase or decrease in SOFR would have resulted in an increase or decrease to income from investments in real estate debt of $1.3 million and $3.8 million for the three and nine months ended September 30, 2026, respectively, and an increase or decrease to interest expense of $0.6 million and $1.5 million for the three and nine months ended September 30, 2026, respectively.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal action arising in the ordinary course of business. As of September 30, 2026, we were not involved in any material legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed under Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 10, 2026.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

During the three months ended September 30, 2026, we sold equity securities that were not registered under the Securities Act. As described in Note 12 - Related Party Transactions to our condensed consolidated financial statements, the Adviser is entitled to an annual management fee payable monthly in cash, shares of common stock, or Operating Partnership units, in each case at the Adviser's election. For the three months ended September 30, 2026, the Adviser elected to receive its management fee in Class E shares and Class E units. In connection with the Adviser's election, we issued 166,278 Class E shares and 14,620 Class E units to the Adviser during the three months ended September 30, 2026 in satisfaction of the management fee. These issuances were made in reliance upon the exemption from the registration set forth in Section 4(a)(2) of the Securities Act.

During the three months ended September 30, 2026, we sold and issued 52,902 Class E shares to certain of Apollo's affiliates, employees and our directors pursuant to a private placement for an aggregate purchase price of approximately $1.2 million. During the three months ended September 30, 2026, we issued 247 Class E shares to certain of Apollo's affiliates and employees in lieu of cash for the dividends paid for a total value of approximately $5 thousand. These issuances were made in reliance upon the exemption from the registration set forth in Section 4(a)(2) of the Securities Act.

During the three months ended September 30, 2026, the unitholders of the Operating Partnership could elect to reinvest their dividends. In connection with these elections, we issued 4,200 Class E units to those unitholders of the Operating Partnership in lieu of cash for the dividends. These issuances were made in reliance upon the exemption from registration set forth in Section 4(a)(2) of the Securities Act.

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

During the three months ended September 30, 2026, we repurchased 484,892 Class A-III shares, 258,247 Class A-I shares, 64,282 Class F-I shares and 18,760 Class I shares pursuant to our share repurchase plan for $17.8 million. We did not repurchase any Class S shares, Class D shares or Class E shares. The "Liquidity and Capital Resources" section within Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" details our sources of capital used to pay such repurchases.

Month of	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Repurchases as Percentage of NAV(1)	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs
July 2026	346,606	21.59	346,606	0.49%	—
August 2026	271,657	21.49	271,657	0.39%	—
September 2026	207,918	21.60	207,918	0.30%	—
Total	826,181	21.56	826,181	1.17%	—

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

Apollo Realty Income Solutions, Inc.

November 10, 2026	By:	/s/ Bert Crouch
Bert Crouch
President, Chief Executive Officer and Director
(Principal Executive Officer)

November 10, 2026	By:	/s/ Anastasia Mironova
Anastasia Mironova
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)